Form 10KSB40
period 2000-06-30
LIONSHARE GROUP INC
filed 2001-03-01
CIK 1051142

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM l0-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                         Commission file number 0-30353


                            THE LIONSHARE GROUP, INC.
                            -------------------------
                  (Name of Small Business Issuer in its Charter)

           Delaware                                    65-100Z981
           --------                                    ----------
(State or other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                   identification No.)


              20 S.E. 14th Street, Suite 204, Boca Raton, FL 33432
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (561) 338-9336
                                 --------------
                           (Issuer's Telephone Number)


              Securities registered under Section 12(g) of the Act
              ----------------------------------------------------
                                      None


                         Common Stock, $0.000l par value
                         -------------------------------
                                 Title of Class

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form lO-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $-0-

                                    BUSINESS

ITEM 1. DESCRIPTION OF BUSINESS

         The Lionshare Group, Inc., (the "Company") is registered on the OTC-BB as "LNSH". The Company was chartered as a corporation by the State of Delaware on June 15, 1984, under the name of Resnick World Wide, Inc.

         On June 16, 1995, Resnick World Wide, Inc., acquired 100% of the outstanding shares of Standard Brands Of America, Inc., a privately-held Florida corporation. The Company's corporate name was changed to Standard Brands of America, Inc., by a filing with Secretary of State of Delaware on June 16, 1995. Standard Brands Of America, Inc., was a home electronics and appliance dealer. That business became insolvent and filed an assignment for the benefit of creditors that was finalized by a recording with the Circuit Court of Broward County, Florida on May 19, 1999.

         The Company later changed its corporate name to Lionshare Group, Inc., by a filing with the Secretary of State of Delaware on May 1, 1998. This name change was the result of an anticipated merger between the Company and a private Florida corporation, The Lionshare Group, Inc., ("Lionshare of Florida") that did not finalize.

         We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of June 30, 2000. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of June 30, 2000.

         Since July of 1996 we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principle business purpose. Our offices are located at 20 S.E. 14th Street, Suite 204, Boca Raton, Florida 33432.

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any other offering of our securities, either debt or equity until such time as we have successfully implemented our business plan. The officers have expressed their intention not to sell their common stock until such time as we have successfully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, officers have also expressed their intention not to sell their shares unless the shares are subsequently registered or if an exemption from registration is available.

COMPETITION

         We will remain insignificant participants among the marketplace of firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise then we. In view of our limited financial resources and limited management availability. We will continue to be at a significant competitive disadvantage to our competitors.

EMPLOYEES

         We have no full time or part time employees. Mr. Barnett, our Secretary, has agreed to allocate a portion of his time to our business activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Mr. Barnett's devoting up to 50 hours per month to our business affairs. Consequently, conflicts of interest may arise with respect to the limited commitment by him.

         Mr. Barnett is not currently involved with other blank check companies, but may, in the future, become involved with other companies who have a business purpose similar to ours. As a result, additional potential conflicts of interest may arise in the future. If this type of conflict does arise and an officer or director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or to another blank check company he or she is affiliated with, he or she will disclose the opportunity to all such companies. If a situation arises in which more than one company desires to merge with or acquire such target company, the company which first filed a registration statement with the Securities and Exchange Commission will be entitled to proceed with the proposed transaction.


                                  RISK FACTORS

NO OPERATING HISTORY. REVENUE AND ASSETS

         We have no operating history or any revenues from operations. We have little or no tangible assets or financial resources. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continually until we consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intend to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting these criteria. In the event that we complete a business combination our success may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

STATE BLUE SKY REGISTRATION; RESTRICTED RESALES OF THE SECURITIES

         Transferability of our shares of common stock is limited because a significant number of states have enacted securities or so-called "blue sky" laws and regulations restricting or, in many instances, prohibiting, the initial sale and subsequent resale within the state of securities of "blank check" companies such as us. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, would not register our securities for sale or resale in their states. Because of these regulations, we have no current plan to register any securities with any state. To ensure that any state laws are not violated through the resales of our securities, we will refuse to register the transfer of any securities to residents of any state, which prohibit such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for our securities will develop in any state until consummation of a business combination.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

         We are and will continue to be an insignificant participant in the business of seeking mergers with joint ventures and acquisitions of small private and public entities. A large number of establish and well-financed entities, including venture capital companies are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we, and consequently, we Will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. In addition, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION-NO STANDARDS FOR BUSINESS COMBINATION

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance we will be able to negotiate a business combination on favorable terms. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL LIMITED TIME AVAILABILITY

         While seeking a business combination, William Barnett, our Secretary anticipates devoting up to 50 hours per month to the business of our company. Mr. Barnett will be the only person responsible in conducting the day to day operations of the company including searches, evaluations, and negotiations with potential merger or acquisition candidates. We have not entered into any written employment agreement with Mr. Barnett and do not anticipate doing so in the foreseeable future.

CONFLICTS OF INTEREST - GENERAL

         Mr. Barnett may in the future participate in business ventures that could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event that our current and future officers or directors are involved in the management of any firm with which we transact business.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

         We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transaction contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance that we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION

         Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with a business opportunity. Consequently, our activities may be limited to those engaged in by entities with which we merge or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

REGULATION

         Although we will be subject to regulation under Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in our holding passive investment interests in a number of entities, we could become subject to regulation under the Investment Company Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained formal determination from the Securities and Exchange Commission regarding our status under the Investment Company Act of 1940 and, consequently, any violation of this Act could cause material adverse consequences to our business.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT

         A business combination involving the issuance of our common stock will in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any similar business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of the board of directors of the Company. The resulting change in control could result in the removal of Mr. Barnett and a corresponding reduction in or elimination of his participation in our future affairs.

POTENTIAL REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION

         Our primary plan of operation is based upon a business combination with a private concern which, depending on the terms of merger or acquisitions, may result in our issuing securities to shareholders of a private company. The issuance of previously authorized and unissued common stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or change in our management.

DISADVANTAGE OF BlANK CHECK OFFERING

         We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences with us. These consequences may include, but are not limited to:

               o   time delays of the registration process;
               o   significant expenses to be incurred in such an offering;
               o   loss of voting control to public shareholders; and
               o the inability or willingness to comply with various federal and state laws enacted for the protection of investors

TAXATION

         Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, the transaction may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity, however, we cannot assure you that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

REQUIREMENTS OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS
OPPORTUNITIES

         Sections 13 and 15(d) of the Securities Exchange Act of 1934 require companies to provide information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently maintain our offices at 20 S.E. 14th Street, Suite 204, Boca Raton, Florida, 33432, which is the business address of Mr. Barnett, our Secretary. We pay no rent for the use of this office. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS

         We are involved in no material legal proceedings that we believe will result individually or in the aggregated in a material adverse effect upon our financial condition or results of operations.

ITEM 4. SUBMISSiON OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company was traded, under the symbol "LNSH", on the Nasdaq OTC-BB until July of 2000. Currently the Company trades on the OTC-Pink Sheets.

         As of June 30, 2000 there were approximately 462 holders of record of our common stock.

         We have never paid dividends on our common stock since our incorporation in 1984. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

ITEM 6. PLAN OF OPERATION

         We intend to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, employees or affiliates has engaged in any preliminary contact or discussions with any representative of any other company as of the date of this registration statement.

         Our purpose is to seek, investigate and if, such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and established wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We may advertise and promote ourselves in newspaper, magazines and on the Internet. We have not yet prepared any notices or advertisement

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 1O-K's or 1O-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included in the numerous filings relevant to complying with the Exchange Act. Nevertheless, officers and directors have not conducted market research and are not aware of statistical data which support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Barnett, who may not be considered a professional business analysis. Mr. Barnett will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associates of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider the available technical financial and managerial resources, working capital and other financial requirements, history of operation, if any, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities, the potential for growth or expansion, the potential for profit, the perceived public recognition of acceptance of products, services, or trades, name identification, and other relevant factors. Our officers and directors do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Mr. Barnett has limited experience in managing companies similar to us and will rely upon his own efforts and to a much lesser extent, the efforts of our shareholders, in accomplishing our business purpose. We do not anticipate using any outside consultants or advisors to effectuate our business purpose. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         We will not restrict our search for any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. However, we do not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as we have successfully consummated such a merger or acquisition.

         We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these anticipated expenses. Mr. Barnett and officers have agreed to pay these charges with their personal funds, as interest-free loans. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

         Repayment of any loans made on behalf will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

ACQUISITION OF OPPORTUNITIES

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock. Any terms of sale of the shares presently held by officers and/or directors will be also offered to all other shareholders on similar terms and conditions. Any and all such sales will only be made in compliance with federal and applicable state securities laws.

         We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market, which may develop in our securities, may have a depressive effect on the value of our securities in the future. If such a market develops, of which there is no assurance.

         While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368 (a)(1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of our investigation, our officers and directors may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, our respective needs and desires and those of other parties, our management of the opportunity and relative negotiation strength.

         With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of Lionshare which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in Lionshare following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us will be expected to have a significant dilutive effect on the percentage of shares held by Lionshare's shareholders at the time.

         Lionshare will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warrants by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing. will outline the manner of bearing costs, including costs associated with Lionshare's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As previously stated, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We will be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 1O-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the transaction will be voidable, at the discretion of our present management If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

         We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties. We may make loans only to prospective acquisition or merger candidates only when such funds is available, we have entered into an acquisition or merger agreement and making a loan to the acquisition or merger candidate is beneficial to us. The considerations to be used in determining whether to make loans includes the availability and the need of cash by the acquisition or merger candidate in order to complete the acquisition or merger. The loan may be either secured or non-secured depending on the result of negotiation and there is no limitations as to the amounts that may be loaned.

         We do not intend to provide our shareholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are appended hereto commencing on F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

         Name                           Age             Position
         ----                           ---             --------

         Edward McCluskey               60              President, Director
         William Barnett                60              Secretary, Director


         Edward McCluskey Sr. has served as our President and director since July 1998. From July 1996 to the present, Mr. McCluskey served as Vice President of Tropical

Investments of South Florida, Inc., a real estate development company which purchases, refurbishes and sells single family residences. Tropical Investments has annual revenues of approximately $750,000. From 1976 to June 1996, Mr. McCluskey served as Chairman and Chief Executive Officer of Standard Brands of America Inc., a major appliance and electronics retailer, which he co-founded. Standard Brands of America, Inc., had annual revenues of approximately $45,000,000 to $90,000,000 prior to July 1996, when it discontinued business operations. From 1960 to 1966, Mr. McCluskey served as District Sales Manager of Kelly and Cohen, a major appliance and electronics retailer. From 1967 to 1968, be was general manager for the electronics and appliance division of Twin Fair, Inc., a discount retailer. In 1969 Mr. McCluskey became Chairman and President of World Associates in Fort Lauderdale, Florida, developing the marketing concepts and campaigns and negotiating advertisement and leasing contracts. Mr. McCluskey holds a Bachelor of Science degree in Business Administration from Duquesne University

         William C. Barnett has served as our Secretary and one of our directors since July 1998. From 1984 to the present, Mr. Barnett served as Chief Executive Officer of Barnett Financial Corp., a financial service and real estate brokerage company, having annual revenues in excess of $100,000. From 1977 to 1983, Mr. Barnett served as Chief Executive Officer of Continental Distributors, Inc., a distributor of major appliances and televisions. From 1971 to 1976, Mr. Barnett was employed as Executive Vice President of World Associates, Inc., a major appliance and television retailer. From 1966 to 1970, Mr. Barnett was employed as an Accounting Manager for Deloitte & Touche. Mr. Barnett received his B.A. from the University of Nebraska and a fifth year Accounting Degree from Florida Atlantic University, and is a licensed real estate broker.

CONFLICTS OF INTEREST

         Mr. Barnett and Mr. McCluskey are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as our officer and director. Insofar as an officer and director is engaged in other business activities. Mr. Barnett and Mr. McCluskey anticipate that they will devote only a minor amount of time to our affairs.

INVESTMENT COMPANY ACT OF 1940

         Although we will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combination which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. We expect to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

INVESTMENT ADVISOR ACT OF 1940

         Lionshare is not an "investment advisor" under the Federal Investment Advisory Act of 1940, which classification would involve a number of negative considerations. Accordingly, Lionshare will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language meaning and intent of
Section 2(a)(l1) of the Investment Advisor Act of 1940 15 U.S.C.

ITEM 10. EXECUTIVE COMPENSATION

         None of our executive officers or directors received any form of compensation from Lionshare in the past three fiscal years.

         It is possible that, after Lionshare successfully consummates a merger or acquisition with an affiliated entity, that entity may desire to employ or retain one or both number of members of its management for the purposes of providing services to the surviving entity or otherwise provide other compensation to such persons. However, Lionshare has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in its decision to undertake any proposed transaction. Members of Lionshare's board have agreed to disclose any discussions concerning possible compensation to be paid to them by any entity, which proposes to undertake a transaction with Lionshare.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have adopted by the Company for the benefit of its employees.

ITEM 11. PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of June 30, 2000 regarding beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 20 S.E. 14th Street, Suite 204, Boca Raton, Florida 33432.

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereafter duly authorized.



                                          LIONSHARE GROUP, INC.


                                          By:  /s/ William C. Barnett
                                               -----------------------------
                                               William C. Barnett, Secretary



         In accordance with the Exchange Act, this Report was signed by the following persons in the capacities and on the dates stated.


Signatures                          Title                 Date
----------                          -----                 ----

/s/ Edward H. McCluskey             President &           January 31, 2001
-----------------------             Director
Edward H. McCluskey


/s/ William C. Barnett              Secretary &           January 31, 2001
----------------------              Director
William C. Barnett

                            THE LIONSHARE GROUP, INC.

                                TABLE OF CONTENTS

                             JUNE 30, 2000 AND 1999





  INDEPENDENT AUDITORS' REPORT.....................................Page F-1

  FINANCIAL STATEMENTS:

  BALANCE SHEETS...................................................Page F-2

  STATEMENTS OF OPERATIONS.........................................Page F-3

  STATEMENTS OF SHAREHOLDERS' EQUITY...............................Page F-4

  STATEMENTS OF CASH FLOWS.........................................Page F-5

  NOTES TO FINANCIAL STATEMENTS....................................Page F-6

(S&A CPA LOGO)

Sellers & Associates P.C.                                      (801) 621-8128
3785 Harrison Blvd., Suite 101, Ogden, Utah 84403          Fax (801) 627-1639



INDEPENDENT AUDITORS' REPORT

Board of Directors
The Lionshare Group, Inc.

We have audited the accompanying balance sheets of The Lionshare Group, Inc. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lionshare Group, Inc. as of June 30, 2000 and 1999 and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been presented assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company disposed of all its assets and has transacted little business for some time, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


/s/ Sellers & Associates, P.C.


November 15, 2000
Ogden, Utah


                                   PAGE (F-1)

                            THE LIONSHARE GROUP, INC.
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                     ASSETS
                                     ------
                                                                          2000             1999
                                                                          ----             ----
CURRENT ASSETS-CASH                                                     $       100     $     -0-

PROPERTY AND EQUIPMENT                                                          -0-           -0-

OTHER ASSETS                                                                    -0-           -0-
                                                                        -----------     ---------

TOTAL ASSETS                                                            $       100     $     -0-
                                                                        ===========     =========


         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
         ----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                $    14,515     $     -0-

SHAREHOLDER LOANS                                                            15,500         4,500

LONG-TERM LIABILITIES                                                           -0-           -0-
                                                                        -----------     ---------

TOTAL LIABILITIES                                                            30,015         4,500
                                                                        -----------     ---------
SHAREHOLDER' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
   AUTHORIZED, 1,329,488 SHARES ISSUED IN 2000 AND 1,327,539
   SHARES ISSUED IN 1999 RESPECTIVELY                                           133           133

PAID-IN CAPITAL                                                               5,380         5,380

ACCUMULATED (DEFICIT)                                                       (35,428)      (10,013)
                                                                        -----------     ---------

NET SHAREHOLDERS' EQUITY (DEFICIT)                                          (29,915)       (4,500)
                                                                        -----------     ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                    $       100     $     -0-
                                                                        ===========     =========


SEE NOTES TO FINANCIAL STATEMENTS  PAGE (F-2)

                            THE LIONSHARE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                   2000             1999
                                                   ----             ----
REVENUE                                        $     -0-         $      -0-
                                               ---------         ----------

OPERATING EXPENSES                                25,415              9,500
                                               ---------         ----------

NET INCOME (LOSS) FROM OPERATIONS                (25,415)            (9,500)

INCOME TAXES                                         -0-                -0-
                                               ---------         ----------

NET INCOME (LOSS)                              $  25,415         $   (9,500)
                                               =========         ==========



NET INCOME (LOSS) PER COMMON SHARE             $   (0.02)        $    (0.01)
                                               ---------         ----------

WEIGHTED AVERAGE SHARES OUTSTANDING            1,328,514          1,178,942
                                               ---------         ----------


SEE NOTES TO FINANCIAL STATEMENTS  PAGE (F-3)

                            THE LIONSHARE GROUP, INC.
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999



                                COMMON STOCK            PAID-IN         ACCUMULATED
                             SHARES      AMOUNT         CAPITAL          (DEFICIT)           NET
                             ------      ------         -------          ---------           ---
BALANCE JUNE 30, 1998      1,165,433     $   117        $    396        $     (513)     $     -0-

STOCK ISSUED                 162,106          16           4,984               -0-          5,000

NET (LOSS)                       -0-         -0-             -0-            (9,500)        (9,500)
                           -----------------------------------------------------------------------


BALANCE JUNE 30, 1999      1,327,539         133           5,380           (10,013)        (4,500)

STOCK ISSUED                   1,949         -0-             -0-               -0-            -0-

NET (LOSS)                       -0-         -0-             -0-           (25,415)       (25,415)
                           -----------------------------------------------------------------------

BALANCE JUNE 30, 2000      1,329,488      $  133           5,380        $  (35,428)     $ (29,915)
                           =======================================================================



SEE NOTES TO FINANCIAL STATEMENTS  PAGE (F-4)

                            THE LIONSHARE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                                          2000          1999
                                                          ----          ----
INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                  $   (25,415)   $  (9,500)
                                                       ----------    ---------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    INCREASE IN ACCOUNTS PAYABLE                           14,515          -0-
    INCREASE IN SHAREHOLDER LOANS                          11,000        4,500
    ISSUANCE OF COMMON STOCK FOR SERVICES                     -0-        5,000
                                                      -----------    ---------
   TOTAL ADJUSTMENTS                                       25,515        9,500
                                                      ===========    =========

NET CASH FLOWS FROM OPERATING ACTIVITIES                      100          -0-


NET CASH FLOWS FROM FINANCING ACTIVITIES:                     -0-          -0-
    PROCEEDS FROM STOCK SUBSCRIBED UNDER RULE
    504 REGULATION D                                          -0-      100,000
    (INCREASE) IN STOCK SUBSCRIPTION RECEIVABLE
    FROM RULE 504 REGULATION D                                -0-     (100,000)
                                                      -----------    ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES                      -0-          -0-

NET CASH FLOWS FROM INVESTING ACTIVITIES:                     -0-          -0-
                                                      -----------    ---------

NET INCREASE (DECREASE) IN CASH                               100          -0-

CASH BEGINNING OF PERIOD                                      -0-          -0-
                                                      -----------    ---------

CASH ENDING OF PERIOD                                 $       100    $     -0-
                                                      ===========    =========


SUPPLEMENTAL INFORMATION:
    INTEREST EXPENSE                                          -0-    $     -0-
    NON CASH ITEM:
       STOCK FOR SERVICES                             $       -0-    $   5,000

SEE NOTES TO FINANCIAL STATEMENTS  PAGE (F-5)

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

The Lionshare Group, Inc. (the "Company") is registered on the OTC-BB as "LNSH". The Company was chartered as a corporation by the State of Delaware on June 15, 1984, under the name of Resnick World Wide, Inc.

On June 16, 1995, Resnick World Wide, Inc. acquired 100% of the outstanding shares of Standard Brands of America, Inc., a privately-held Florida corporation. The Company's corporate name was changed to Standard Brands, Inc. by a filing with the Secretary of State of Delaware on June 16, 1995. Standard Brands of America, Inc. was a home electronics and appliance dealer. That business became insolvent and filed an assignment for the benefit of creditors that was finalized by a recording with the Circuit Court of Broward County, Florida on May 19, 1999.

The Company later changed its corporate name to The Lionshare Group, Inc. by a filing with the Secretary of State of Delaware on May 1, 1998. This name change was the result of an anticipated merger between the Company and a private Florida corporation, The Lionshare Group, Inc. ("Lionshare of Florida") that did not finalize.

Lionshare of Florida owned and operated a few restaurant operations in the southern Florida area. The principle of that operation sought to utilize the Company as a public vehicle through which funds could be raised and the restaurant operations could then be expanded. It was intended that Lionshare of Florida would become a subsidiary of the Company. However, the restaurant operation could not sustain itself, and before the negotiations for this anticipated merger were completed, Lionshare of Florida became insolvent. Lionshare of Florida dissolved its incorporation with a filing with the Secretary of State of Florida, which became effective February 22, 1999. Lionshare of Florida maintained its own books and records, accounting and reporting, federal and state tax identity numbers and income tax filings. See ("Note 5. Contingent Liabilities")

BASIS OF PRESENTATION
---------------------

These financial statements have been prepared in conformity with generally accepted accounting principals. Management believes the financial statements are free of material error and include all adjustments necessary to make the financial statements not misleading. All amounts included in these financial statements are expressed in United States Dollars.

                                   PAGE (F-6)

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)
---------------------------------

The Company prepares its books and records on the accrual basis for financial reporting purposes as well as for income tax purposes. The accompanying financial statements represent the transactions for the years ended June 30, 2000 and June 30, 1999.

USE OF ACCOUNTING ESTIMATES
---------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CAPITAL REORGANIZATION OF EQUITY
--------------------------------

By June of 1997, the Company had ceased operations. Management has since determined there is no intrinsic value in retaining the assigned carryforward values of the equity accounts. The capital restructuring was done retroactively to June 30, 1997 so that the financial statements are comparative. To effect the capital reorganization, all of the paid-in capital of $1,035,927 was written off against the accumulated (deficit) of $(1,036,000). This resulted in an accumulated (deficit) balance of $(73) and common stock at par value of $.0001 per share, or $73, effective June 30, 1997.

SHAREHOLDERS' EQUITY
--------------------

Effective September 8, 1998, the Company's Board of Directors declared, and a majority of the shareholders approved, a ten-for-one reverse split of the Company's single class of common stock.

All share and per share data for all periods presented herein have been adjusted to give effect to the stock split, and are presented in the accompanying financial statements as if the ten-for-one reverse stock split had occurred June 30, 1998.


                                   PAGE (F-7)

THE LIONSHARE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS ACTIVITY
-----------------

The Company has no current business activity, and has not had any such activity since the close of operations before June of 1997. See ("Note 2. Going Concern")

PRINCIPLES OF CONSOLIDATION
---------------------------

At the present, the Company has no business operations or subsidiaries, nor is it involved with any affiliates. Therefore, any assets or liabilities reported in these financial statements are owned by the Company.

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

NET INCOME (LOSS) PER SHARE
---------------------------

Basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding.

Diluted net income (loss) per share is the same as Basic net income (loss) per share as no stock is committed that is not issued.

INCOME TAXES
------------

The Company has adopted the provisions of Statement of Accounting Standards No. 109 "Accounting for Income Taxes" which incorporates the use of asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for future consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities.

The Company files a June 3Oth year-end for income taxes and financial statements. The Company has income net operating loss carryforwards of $1,070,000 as of June 30, 2000. These loss carryforwards begin to expire in 2007. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate or defer the utilization.

                                   PAGE (F-8)

THE LIONSHARE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2000


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)
------------------------

Since the Company is actively seeking a merger, the likelihood of ever using most of the net operating loss is doubtful. Therefore, tax benefits and deferrals are unlikely and are not presented in the notes to the financial statements.

NOTE 2. GOING CONCERN STATEMENT

The Company continues without revenue. Consequently, it is questionable if it can remain a going concern. The Company, as a result, has utilized proceeds of loans from shareholders and the issuance of capital stock for meeting its operating capital requirements. Management is actively seeking a business combination, but there can be no guarantee that management will be successful in finding or acquiring one.

NOTE 3. RELATED PARTY TRANSACTIONS

As of June 30, 2000, four shareholders, including two officers have loaned the Company a total of $15,500, to pay required accounts payable of the Company. This $15,500 is reflected in the shareholder loan payable, liability section of the balance sheet.

NOTE 4. SHAREHOLDERS' EQUITY

During the June 30, 1999 year end, the Company issued 110,000 shares of its common shares to officers, directors and for legal services. The shares were exchanged for services rendered at a valve of $5,000.

The Company issued an additional 52,106 shares of common stock to parties established as share owners but not reflected on the official stockholder list for a total of 162,106 shares issued during the year ending June 30, 1999.

During the year ended June 30, 2000 the Company identified and issued an additional 1,949 common shares belonging to parties not included on the official stockholder list.

As of June 30, 2000 the Company had 462 shareholders, with a single class of common stock authorized of 100,000,000 shares having a par value of $0.0001, of which 1,329,488 are currently outstanding. Of this 323,054 shares are restricted and 1,006,434 shares are traded on the OTC-BB. There have been no options or warrants issued. There was a ten-for-one reverse split on September 8, 1998. This split has been recognized in the financial statements retroactively to June 30, 1998.

                                   PAGE (F-9)

THE LIONSHARE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2000


NOTE 4. SHAREHOLDERS' EQUITY (CONTINUED)

In April of 1999, the Company raised $100,000 under a Rule 504 Regulation D Private Placement. Under this Private Placement, 1,000,000 shares of the Company's common stock was to be issued. The Private Placement funds raised were in connection with an anticipated merger. The funds were transferred to the acquisition target in this anticipated merger. The merger event did not occur due to the fact that the acquisition target was able to raise funds from private investors and returned the $100,000 directly to the Rule 504 Regulation D Private Placement subscribers. The Rule 504 Regulation D Private Placement expired prior to June 30, 1999. The Statement of Cash Flows for June 30, 1999 recognizes the $100,000 transaction in and out.

New management took over in July of 1998. New management evaluated the exposure to lawsuits and the inherent costs associated with such. (See also, Note 5.) New management determined the best way to mitigate this potential situation and to protect the existing shareholders of the Company would be to issue stock to the shareholders and management of Lionshare of Florida. This decision was made after fiscal year ending June 30, 1998.

Even through this decision and action was taken by new management after June 30, 1998, new management determined it was more conservative and, therefore, in the best interest of the Company to recognize the issuance of this stock as if it occurred as of June 30, 1998.

No dollar amount was assigned to the stock issued. This is because of three reasons. (1) No amount was received from the shareholders and management of Lionshare of Florida. (2) The relief from potential liabilities and its related costs to the Company is money preserved because it was never spent, therefore, no cost is associated with it. And, (3) Since no contingency had been recognizes on the financial statements of the Company, there is no value to assign in writing off the contingency.

NOTE 5. CONTINGENT LIABILITIES

During April of 1998, the Company entered into preliminary negotiations with the Florida Corporation, Lionshare Group, Inc. ("Lionshare of Florida"). Lionshare of Florida was to become a subsidiary of the Company, which was then named Standard Brands of America, Inc. As a result of this anticipated acquisition, the Company then changed its name to "The Lionshare Group Inc". However, the merger was voided because Lionshare of Florida went out of business, and was legally dissolved.

                                  PAGE (F-10)

THE LIONSHARE GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30,2000

NOTE 5. CON11NGENT LIABILITIES (CONTINUED)

Because the relationship between the Company and Lionshare of Florida was voided and never consummated, and due to the separate legal identities maintained by the Company and Lionshare of Florida during these negotiations, which includes separate Federal Identification Numbers, separate books and records and separate tax returns, the Company assumes no responsibility for the liabilities of Lionshare of Florida. In addition the Company executed no contracts or agreements for Lionshare of Florida. Management believes creditors of Lionshare of Florida would not prevail in a lawsuit against the Company for debts of Lionshare of Florida. As a result, no liabilities of Lionshare of Florida have been recognized in these financial statements. In addition, the Company is unaware nor has received any threatened litigation or assessments regarding Lionshare of Florida. Management does not believe any such possible actions would have a material effect on the financial statements of the Company. The known debts of Lionshare of Florida are $48,845, with the largest being $15,143 for office rent. It is the opinion of management that these matters will not have a material adverse impact on the financial statements taken as a whole.

NOTE 6. MANAGEMENT'S REPRESENTATION

Management believes these financial statements are prepared in conformity with generally accepted auditing standards and free of any material error. The financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.


NOTE 7. SUPPLEMENTARY INFORMATION (OPERATING EXPENSES)

The following is a schedule of operating expenses for June 30, 2000 and 1999.


                                                       2000          1999
                                                       ----          ----

      Licenses and Corporate fees                   $  3,922       $ 3,660

      Management costs                                   -0-         4,500

      Accounting fees                                  4,305           -0-

      Legal fees                                      11,066           500

      Printing costs                                   6,009           -0-

      Other                                              113           840
                                                    --------       -------

      Total                                         $ 25,415       $ 9,500
                                                    ========       =======

                                   PAGE (F-11)