Form 10QSB
period 2000-09-30
LIONSHARE GROUP INC
filed 2001-03-01
CIK 1051142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________


                         Commission File Number 0-3O353


                            The Lionshare Group, Inc.
                            -------------------------
        (Exact name of Small Business issuer as specified in its Charter)


           DELAWARE                                  65-1002981
           --------                                  ----------
(State or other jurisdiction of        (I.R.S. Emp1oyer Identification No.)
 incorporation or organization)


               20 S.E. 14th Street, Suite 204, Boca Raton, FL 33432
               ----------------------------------------------------
                    (Address of principle executive offices)


                                 (561) 338-9336
                                 --------------
                          (Issuer's telephone number)


                                       N/A
                                       ---
  (Former Name, former address and former fiscal year, if changed last Report.)


         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  [X]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,329,488 Common Stock as of September 30, 2000.

                            THE LIONSHARE GROUP, INC.

                                      INDEX



PART 1.        FINANCIAL INFORMATION
               ---------------------

Item 1.        Financial Statements.

               Consolidated Balance Sheets as of September 30, 2000 (unaudited) and June 30, 2000.

               Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and September 30, 1999 (unaudited), the year Ended June 30, 2000 and June 30, 1999.

               Consolidated Statements of Stockholders' Equity (Deficit) for the Period from July 1, 1998 to September 30, 2000 (unaudited)

               Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and September 30, 1999 (unaudited), the year Ended June 30, 2000 and June 30, 1999.

               Notes to Consolidated Financial Statements.

Item 2.        Management's Discussion and Analysis or Plan of Operations.

PART II.       OTHER INFORMATION
               -----------------

Item 6.        NONE

PART I.         FINANCIAL INFORMATION
                ---------------------

Item 1.         Financial Statements (unaudited)


Basis of Presentation
---------------------

         The accompanying unaudited financial statements of The Lionshare Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended September 30, 2000, is not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2000 found in the Company's Form 10-KSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

General
-------

         The Lionshare Group, Inc. (the "Company") is registered on the OTC-BB as "LNSH". The Company was chartered as a corporation by the State of Delaware on June 15, 1984, under the name Resnick World Wide, Inc.

         On June 16, 1995, Resnick World Wide, Inc. acquired 100% of the outstanding shares of Standard Brands of America, Inc., a privately-held Florida corporation. The Company's corporate name was changed to Standard Brands, Inc. by filing with the Secretary of State of Delaware on June 16, 1995. Standard Brands of America, Inc. was a home electronic and appliance dealer. That business became insolvent and filed an assignment for the benefit of creditors that was finalized by a recording with the Circuit Court of Broward County, Florida on May 19, 1999.

         The Company later changed its corporate name to The Lionshare Group, Inc. by a filing with the Secretary of State of Delaware on May 1, 1998. This name change was the result of an anticipated merger between the Company and a private Florida corporation, The Lionshare Group, Inc. ("Lionshare of Florida") that did not finalize.

         We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of September 30, 2000. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of September 30, 2000.

         Since July of 1996 we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. The Company expects to consumate its business plan, successful merger or acquisition with a private entity, prior to March 31, 2001. The Company expects no revenue until consummation of its business plan. Operating expenses incurred from the period of this report, September 30, 2000, and consummation of the Company's business plan will he funded by shareholder loans.

         The Company's office is located at 20 S.E. 14th Street, Suite 204, Boca Raton, Fl. 33432.

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan. Officers have expressed their intention not to sell its shares of common stock until such time as we have successfully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, Officers have also expressed their intention not to sell their shares unless the shares are subsequently registered or if an exemption form registration is available.

Results of Operations
---------------------

         Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999 and Year Ended June 30, 2000 Compared to Year Ended June 30, 1999.

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended September 30, 2000 and the three months ended September 30, 1999 were $0.00. The revenues for the year ended June 30, 2000 and for the year ended June 30, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for three months ended September 30, 2000 were $10,640 as compared to $4,945 for three months ended September 30, 1999, representing increase of $5,695. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees. General and administrative expenses for the year ended June 30, 2000 were $25,415 as compared to $9,500 for the year ended June 30, 1999, representing a increase of $15,915. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended September 30, 2000 was $10,640 as compared to the net loss of $4,945 for the three months ended September 30, 1999, representing an increase of $5,695. Net loss for the year ended June 30, 2000 was $25,415 as compared to the net loss of $9,500 for year ended June 30, 1999, representing a increase of $15,915.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through September 30, 2000, the Company utilized cash reserves based upon capital contributed by shareholders in the amount of $l5,500. Since the Company expects no revenue until consummation of its business plan, operating expenses will be funded by shareholder loans.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the

Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.


PART II.       OTHER INFORMATION
               -----------------

Item 6.        Exhibits and Reports on Form 8-K

         (a)   Exhibits required by item 601 of Regulation S-B

               The following exhibits are filed as part of this report:

               Exhibits: None

               (27.1) Financial Data Schedule

         (b)   Reports on Form S-K

               None

                                  SIGNATURE
                                  ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.


                                              The Lionshare Group, Inc.
                                              A Delaware Corporation



 Date: March 1, 2001                          By: /s/ Edward H. McCluskey
                                              ---------------------------
                                              Edward H. McCluskey
                                              President and Director



 Date: March 1, 2001                          By: /s/ William C. Barnett
                                              --------------------------
                                              William C. Barnett
                                              Secretary and Director

ITEM I. FINANCIAL STATEMENTS


As used herein, the "Company" refers to The Lionshare Group, Inc., a Delaware corporation, and predecessors, unless otherwise indicated. Unaudited condensed interim financial statements, including balance sheets, statements of changes in shareholders' equity (deficit) and statements of cash flows for the Company as of the quarters ended September 30, 2000 and September 30, 1999 and statements of operations for the interim periods up to the date of such balance sheets are attached hereto as pages F-1 through F-5 and are incorporated herein by this reference.




                     (THIS SPACE LEFT BLANK INTENTIONALLY)

                            THE LIONSHARE GROUP, INC.

                               TABLE OF CONTENTS

                           SEPTEMBER 30, 2000 AND 1999









FINANCIAL STATEMENTS:

  BALANCE SHEETS ......................................          Page F-1

  STATEMENTS OF OPERATIONS ............................          Page F-2

  STATEMENTS OF SHAREHOLDERS' EQUITY ..................          Page F-3

  STATEMENTS OF CASH FLOWS ............................          Page F-4

  NOTES TO FINANCIAL STATEMENTS .......................          Page F-5

                            THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999


                                     ASSETS
                                     ------

                                                                        2000            1999
                                                                        ----            ----
CURRENT ASSETS - CASH                                               $       5        $  2,405

PROPERTY AND EQUIPMENT                                                    -0-             -0-

OTHER ASSETS                                                              -0-             -0-
                                                                    ---------        --------

TOTAL ASSETS                                                        $       5        $  2,405
                                                                    =========        ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            $  25,060        $  3,350

SHAREHOLDER LOANS                                                      15,500           8,500

LONG-TERM LIABILITIES                                                     -0-             -0-
                                                                    ---------        --------

TOTAL LIABILITIES                                                      40,560          11,850
                                                                    ---------        --------

SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
   AUTHORIZED, 1,329,488 SHARES ISSUED IN 2000 AND 1,327,539
   SHARES ISSUED IN 1999 RESPECTIVELY                                     133             133

PAID-IN CAPITAL                                                         5,380           5,380

ACCUMULATED (DEFICIT)                                                 (46,068)        (14,958)
                                                                    ---------        --------

NET SHAREHOLDERS' EQUITY (DEFICIT)                                    (40,555)         (9,445)
                                                                    ---------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $       5        $  2,405
                                                                    =========        ========


SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-1)

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                            2000         1999
                                                                            ----         ----
REVENUE                                                                $      -0-    $       -0-
                                                                       ----------    -----------

OPERATING EXPENSES                                                         10,640          4,945
                                                                       ----------    -----------

NET INCOME (LOSS) FROM OPERATIONS                                         (10,640)        (4,945)


INCOME TAXES                                                                  -0-            -0-
                                                                       ----------    -----------

NET INCOME (LOSS)                                                       $ (10,640)    $   (4,945)
                                                                       ==========    ===========





NET INCOME (LOSS) PER COMMON SHARE                                      $   (0.01)    $    (0.01)
                                                                       ----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                     1,329,488      1,327,539
                                                                       ==========    ===========

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-2)

                            THE LIONSHARE GROUP, INC.
                          UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                        COMMON STOCK            PAID-IN    ACCUMULATED
                                  SHARES           AMOUNT       CAPITAL     (DEFICIT)        NET
                                  ------           ------       -------     ---------        ---
BALANCE JUNE 30, 1998             1,165,433   $      117      $     396    $     (513)    $     -0-

STOCK ISSUED                        162,106           16          4,984           -0-         5,000

NET (LOSS)                              -0-          -0-            -0-        (9,500)       (9,500)
                                -------------------------------------------------------------------
BALANCE JUNE 30, 1999             1,327,539          133          5,380       (10,013)       (4,500)

STOCK ISSUED                          1,949          -0-            -0-           -0-           -0-

NET (LOSS)                              -0-          -0-            -0-       (25,415)      (25,415)
                                -------------------------------------------------------------------

BALANCE JUNE 30, 2000             1,329,488          133          5,380       (35,428)      (29,915)

NET (LOSS)                              -0-          -0-            -0-       (10,640)      (10,640)
                                -------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2000        1,329,488   $      133      $   5,380    $  (46,068)    $ (40,555)
                                ===================================================================

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-3)

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                           2000          1999
                                                                           ----          ----
INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                     $ (10,640)   $  (4,945)
                                                                         ---------    ---------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     INCREASE IN ACCOUNTS PAYABLE                                           10,545        3,350
     INCREASE IN SHAREHOLDER LOANS                                             -0-        4,000
                                                                         ---------    ---------

TOTAL ADJUSTMENTS                                                           10,545        7,350
                                                                         =========    =========

NET CASH FLOWS FROM OPERATING ACTIVITIES                                       (95)       2,405


NET CASH FLOWS FROM FINANCING ACTIVITIES:                                      -0-          -0-


NET CASH FLOWS FROM INVESTING ACTIVITIES:                                      -0-          -0-
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                (95)       2,405


CASH BEG1NN1NG OF PERIOD                                                       100          -0-
                                                                         ---------    ---------

CASH ENDING OF PERIOD                                                    $       5    $   2,405
                                                                         =========    =========

SUPPLEMENTAL INFORMATION:
    INTEREST EXPENSE                                                     $     -0-    $     -0-
    NON CASH ITEMS                                                       $     -0-    $     -0-

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-4)

                           THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended June 30, 2000. These statements do not include all normal recurring adjustments which management believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2001.

NOTE 2. MANAGEMENT'S REPRESENTATION

Management believes these financial statements are prepared in conformity with generally accepted accounting principles and free of any material error. The financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 3. OPERATING EXPENSES

Significant operating expenses, as shown on the Statements of Operations, for the three months ended September 30, 2000 were, attorney's fee of $9,945, and for the three months ended September 30, 1999 were, accounting fees of $2,750 and license and corporate fees of $2,150.

NOTE 4. ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. Therefore, those footnotes are included herein by reference.


                                   PAGE (F-5)