Form 10QSB
period 2000-12-31
LIONSHARE GROUP INC
filed 2001-03-01
CIK 1051142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000


TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to__________


                         Commission File Number 0-30353


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,329,488 Common Stock as of December 31, 2000.

                            THE LIONSHARE GROUP, INC.


                                      INDEX


PART 1.        FINANCIAL INFORMATION
               ---------------------

Item 1.        Financial Statements.

               Consolidated Balance Sheets as of December 31, 2000 (unaudited).

               Consolidated Statements of Operations for the Three Months Ended December 31, 2000 and December 31, 1999 (unaudited), the Six Months Ended December 31, 2000 and December 31, 1999. (unaudited)

               Consolidated Statements of Stockholders' Equity (Deficit) for the Period from July 1, 1998 to December 31, 2000 (unaudited)

               Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2000 and December 31, 1999 (unaudited), the Six Months Ended December 31, 2000 and December 31, 1999. (unaudited)

               Notes to Consolidated Financial Statements.


Item 2.        Management's Discussion and Analysis or Plan of Operations.

PART II.       OTHER INFORMATION
               -----------------

Item 6.        NONE

PART I.        FINANCIAL INFORMATION
               ---------------------


Item 1.        Financial Statements (unaudited)


Basis of Presentation
---------------------

         The accompanying unaudited financial statements of The Lionshare Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for iterim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended December 31, 2000, is not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2000 found in the Company's Form l0-KSB.

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

         We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of December 31, 2000. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of December 31, 2000.

         Since July of 1996 we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. The Company expects to consumate its business plan, successful merger or acquisition with a private entity, prior to March 31, 2001. The Company expects no revenue until consummation of its business plan. Operating expenses incurred from the period of this report, December 31, 2000, and consummation of the Company's business plan will be funded by shareholder loans.

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

Results of Operations
---------------------

         Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999 and Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999.

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended December 31, 2000 and the three months ended December 31, 1999 were $0.00. The revenues for the Six Months ended December 31, 2000 and for the Six Months ended December 31, 1999 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for three months ended December 31, 2000 were $7,568 as compared to $578 for three months ended December 31, 1999, Increase representing increase of $6,990. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees. General and administrative expenses for the year ended December 31, 2000 were $18,208 as compared to $5,523 for the six months ended December 31, 1999, representing a increase of $12,685. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended December 31, 2000 was $7,568 as compared to the net loss of $578 for the three months ended December 31, 1999, representing an increase of $6,990. Net loss for the six months ended December 31, 2000 was $18,208 as compared to the net loss of $5,523 for six months ended December 31, 1999, representing a increase of $12,685.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through December 31, 2000, the Company utilized cash reserves based upon capital contributed by shareholders in the amount of $25,000. Since the Company expects no revenue until consummation of its business plan, operating expenses will be funded by shareholder loans.

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

         (b)      Reports on Form 8-K

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


                                              The Lionshare Group, Inc.
                                              A Delaware Corporation



 Date: March 1, 2001                          By: /s/ Edward H. McCluskey
                                              ---------------------------
                                              Edward H. McCluskey
                                              President and Director



 Date: March 1, 2001                          By: /s/ William C. Barnett
                                              --------------------------
                                              William C. Barnett
                                              Secretary and Director

                            THE LIONSHARE GROUP, INC.

                               TABLE OF CONTENTS

                           DECEMBER 31, 2000 AND 1999









FINANCIAL STATEMENTS:

  BALANCE SHEETS ..............................................     Page F-1

  STATEMENTS OF OPERATIONS ....................................     Page F-2

  STATEMENTS OF SHAREHOLDERS' EQUITY ..........................     Page F-3

  STATEMENTS OF CASH FLOWS ....................................     Page F-4

  NOTES TO FINANCIAL STATEMENTS ...............................     Page F-5

                            THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS
                                     ------

                                                                        2000            1999
                                                                        ----            ----
CURRENT ASSETS - CASH                                               $      13        $  6,077

PROPERTY AND EQUIPMENT                                                    -0-             -0-

OTHER ASSETS                                                              -0-             -0-
                                                                    ---------        --------

TOTAL ASSETS                                                        $      13        $  6,077
                                                                    =========        ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            $  23,136        $    600

SHAREHOLDER LOANS                                                      25,000          15,500

LONG-TERM LIABILITIES                                                     -0-             -0-
                                                                    ---------        --------

TOTAL LIABILITIES                                                      48,136          16,100
                                                                    ---------        --------

SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
   AUTHORIZED, 1,329,488 SHARES ISSUED IN 2000 AND 1,327,539
   SHARES ISSUED IN 1999 RESPECTIVELY                                     133             133

PAID-IN CAPITAL                                                         5,380           5,380

ACCUMULATED (DEFICIT)                                                 (53,636)        (15,536)
                                                                    ---------        --------

NET SHAREHOLDERS' EQUITY (DEFICIT)                                    (48,123)        (10,023)
                                                                    ---------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $      13        $  6,077
                                                                    =========        ========


SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-1)

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                            2000         1999
                                                                            ----         ----
REVENUE                                                                $      -0-    $       -0-
                                                                       ----------    -----------

OPERATING EXPENSES                                                          7,568            578
                                                                       ----------    -----------

NET INCOME (LOSS) FROM OPERATIONS                                          (7,568)          (578)


INCOME TAXES                                                                  -0-            -0-
                                                                       ----------    -----------

NET INCOME (LOSS)                                                       $  (7,568)   $      (578)
                                                                       ==========    ===========





NET INCOME (LOSS) PER COMMON SHARE                                      $   (0.01)    $    (0.01)
                                                                       ----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                     1,329,488      1,327,539
                                                                       ==========    ===========

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-2)

                            THE LIONSHARE GROUP, INC.
                          UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                        COMMON STOCK            PAID-IN    ACCUMULATED
                                  SHARES           AMOUNT       CAPITAL     (DEFICIT)        NET
                                  ------           ------       -------     ---------        ---
BALANCE JUNE 30, 1998             1,165,433   $      117      $     396    $     (513)    $     -0-

STOCK ISSUED                        162,106           16          4,984           -0-         5,000

NET (LOSS)                              -0-          -0-            -0-        (9,500)       (9,500)
                                -------------------------------------------------------------------
BALANCE JUNE 30, 1999             1,327,539          133          5,380       (10,013)       (4,500)

STOCK ISSUED                          1,949          -0-            -0-           -0-           -0-

NET (LOSS)                              -0-          -0-            -0-       (25,415)      (25,415)
                                -------------------------------------------------------------------

BALANCE JUNE 30, 2000             1,329,488          133          5,380       (35,428)      (29,915)

NET (LOSS)                              -0-          -0-            -0-       (18,208)      (18,208)
                                -------------------------------------------------------------------


BALANCE DECEMBER 31, 2000         1,329,488   $      133      $   5,380    $  (53,636)    $ (48,123)
                                ===================================================================

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-3)

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000          1999
                                                                           ----          ----
INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                     $  (7,568)   $    (578)
                                                                         ---------    ---------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                (1,924)      (2,750)
     INCREASE IN SHAREHOLDER LOANS                                           9,500        7,000
                                                                         ---------    ---------
TOTAL ADJUSTMENTS                                                            7,576        4,250
                                                                         =========    =========

NET CASH FLOWS FROM OPERATING ACTIVITIES                                         8        3,672


NET CASH FLOWS FROM FINANCING ACTIVITIES:                                      -0-          -0-


NET CASH FLOWS FROM INVESTING ACTIVITIES:                                      -0-          -0-
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                  8        3,672


CASH BEG1NN1NG OF PERIOD                                                         5        2,405
                                                                         ---------    ---------

CASH ENDING OF PERIOD                                                    $      13    $   6,077
                                                                         =========    =========

SUPPLEMENTAL INFORMATION:
    INTEREST EXPENSE                                                     $     -0-    $     -0-
    NON CASH ITEMS                                                       $     -0-    $     -0-

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-4)

                            THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended June 30, 2000. These statements do include all normal recurring adjustments which management believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2001.

NOTE 2. MANAGEMENT'S REPRESENTATION

Management believes these financial statements are prepared in conformity with generally accepted accounting principles and free of any material error. The financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 3. OPERATING EXPENSES

Significant operating expenses, as shown on the Statements of Operations, for the three months ended December 31, 2000 were, attorney's fees of $2,125, accounting fees of $4,291 and license and corporate fees of $1,100 and for the three months ended December 31, 1999 were, license and corporate fees of $578.


NOTE 4. ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000. Therefore, those footnotes are included herein by reference.

                                   PAGE (F-5)

                            THE LIONSHARE GROUP, INC.

                               TABLE OF CONTENTS

                           DECEMBER 31, 2000 AND 1999









FINANCIAL STATEMENTS:

  BALANCE SHEETS ..............................................   Page F-1

  STATEMENTS OF OPERATIONS ....................................   Page F-2

  STATEMENTS OF SHAREHOLDERS' EQUITY ..........................   Page F-3

  STATEMENTS OF CASH FLOWS ....................................   Page F-4

  NOTES TO FINANCIAL STATEMENTS ...............................   Page F-5

                            THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS
                                     ------

                                                                        2000            1999
                                                                        ----            ----
CURRENT ASSETS - CASH                                               $      13        $  6,077

PROPERTY AND EQUIPMENT                                                    -0-             -0-

OTHER ASSETS                                                              -0-             -0-
                                                                    ---------        --------

TOTAL ASSETS                                                        $      13        $  6,077
                                                                    =========        ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                            $  23,136        $    600

SHAREHOLDER LOANS                                                      25,000          15,500

LONG-TERM LIABILITIES                                                     -0-             -0-
                                                                    ---------        --------

TOTAL LIABILITIES                                                      48,136          16,100
                                                                    ---------        --------

SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
   AUTHORIZED, 1,329,488 SHARES ISSUED IN 2000 AND 1,327,539
   SHARES ISSUED IN 1999 RESPECTIVELY                                     133             133

PAID-IN CAPITAL                                                         5,380           5,380

ACCUMULATED (DEFICIT)                                                 (53,636)        (15,536)
                                                                    ---------        --------

NET SHAREHOLDERS' EQUITY (DEFICIT)                                    (48,123)        (10,023)
                                                                    ---------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $      13        $  6,077
                                                                    =========        ========


SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-1)

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                            2000         1999
                                                                            ----         ----
REVENUE                                                                $      -0-    $       -0-
                                                                       ----------    -----------

OPERATING EXPENSES                                                         18,208          5,523
                                                                       ----------    -----------

NET INCOME (LOSS) FROM OPERATIONS                                         (18,208)        (5,523)


INCOME TAXES                                                                  -0-            -0-
                                                                       ----------    -----------

NET INCOME (LOSS)                                                      $  (18,208)   $    (5,523)
                                                                       ==========    ===========





NET INCOME (LOSS) PER COMMON SHARE                                     $    (0.01)   $     (0.01)
                                                                       ----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                     1,329,488      1,327,539
                                                                       ==========    ===========

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-2)

                            THE LIONSHARE GROUP, INC.
                          UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                        COMMON STOCK            PAID-IN    ACCUMULATED
                                  SHARES           AMOUNT       CAPITAL     (DEFICIT)        NET
                                  ------           ------       -------     ---------        ---
BALANCE JUNE 30, 1998             1,165,433   $      117      $     396    $     (513)    $     -0-

STOCK ISSUED                        162,106           16          4,984           -0-         5,000

NET (LOSS)                              -0-          -0-            -0-        (9,500)       (9,500)
                                -------------------------------------------------------------------
BALANCE JUNE 30, 1999             1,327,539          133          5,380       (10,013)       (4,500)

STOCK ISSUED                          1,949          -0-            -0-           -0-           -0-

NET (LOSS)                              -0-          -0-            -0-       (25,415)      (25,415)
                                -------------------------------------------------------------------

BALANCE JUNE 30, 2000             1,329,488          133          5,380       (35,428)      (29,915)

NET (LOSS)                              -0-          -0-            -0-       (18,208)      (18,208)
                                -------------------------------------------------------------------


BALANCE DECEMBER 31, 2000         1,329,488   $      133      $   5,380    $  (53,636)    $ (48,123)
                                ===================================================================

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-3)

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                                                           2000          1999
                                                                           ----          ----
INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                     $ (18,208)   $  (5,523)
                                                                         ---------    ---------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                 8,621          600
     INCREASE IN SHAREHOLDER LOANS                                           9,500       11,000
                                                                         ---------    ---------
TOTAL ADJUSTMENTS                                                           18,121       11,600
                                                                         =========    =========

NET CASH FLOWS FROM OPERATING ACTIVITIES                                       (87)       6,077


NET CASH FLOWS FROM FINANCING ACTIVITIES:                                      -0-          -0-


NET CASH FLOWS FROM INVESTING ACTIVITIES:                                      -0-          -0-
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                (87)       6,077


CASH BEG1NN1NG OF PERIOD                                                       100          -0-
                                                                         ---------    ---------

CASH ENDING OF PERIOD                                                    $      13    $   6,077
                                                                         =========    =========

SUPPLEMENTAL INFORMATION:
    INTEREST EXPENSE                                                     $     -0-    $     -0-
    NON CASH ITEMS                                                       $     -0-    $     -0-

SEE NOTES TO FINANCIAL STATEMENTS       PAGE (F-4)

                            THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2000




NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended June 30, 2000. These statements do include all normal recurring adjustments which management believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2001.

NOTE 2. MANAGEMENT'S REPRESENTATION

Management believes these financial statements are prepared in conformity with generally accepted accounting principles and free of any material error. The financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 3. OPERATING EXPENSES

Significant operating expenses, as shown on the Statements of Operations, for the six months ended December 31, 2000 were, attorney's fees of $12,070, accounting fees of $4,291 and license and corporate fees of $1,760 and for the six months ended December 31, 1999 were, accounting fees of $2,750 and license and corporate fees of $2,728.


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