Form 10QSB
period 2001-03-31
LIONSHARE GROUP INC
filed 2001-06-18
CIK 1051142

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               ------------------------------

TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE EXCHANGE ACT

For the transition period from                    to
                               ------------------    -------------------------

                        Commission File Number: 0-30353
                                                -------

                            The Lionshare Group, Inc.
                        --------------------------------
       (Exact name of Small Business issuer as specified in its Charter)

           Delaware                                    65-1002981
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)



               20 SE 14th Street, Suite 204, Boca Raton, FL 33432
               --------------------------------------------------
                     (Address of principle executive offices)

                                 (561) 338-9336
               ---------------------------------------------------
                           (Issuer's telephone number)


                                      N/A
   ---------------------------------------------------------------------------
  (Former Name, former address and former fiscal year, if changed last Report)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,329,488 Common Stock as of March 31, 2001.

                           THE LIONSHARE GROUP, INC.

                                     INDEX

PART 1.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial statements.

         Consolidated Balance Sheets as of March 31, 2001 (unaudited).

         Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2000 (unaudited), the nine Months Ended March 31, 2001 and March 31, 2000
         (unaudited)

         Consolidated Statements of Stockholders' Equity (Deficit) for the Period from July 1, 1998 to March 31, 2001. (unaudited)

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31,2000 (unaudited), the Nine Months Ended March 31, 2001 and March 31, 2000. (unaudited)

         Notes to Unaudited Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

PART II  OTHER INFORMATION
         -----------------

Item 6.  NONE

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements (unaudited)

Basis of Presentation
---------------------

         The accompanying unaudited financial statements of the Lionshare Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended March 31, 2001, is not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2000 found in the Company's Form 10-KSB.

         As used herein, the "Company" refers to The Lionshare Group, Inc., a Delaware corporation, and predecessors, unless otherwise indicated. Unaudited condensed interim financial statements, including balance sheets, statements of changes in shareholders' equity (deficit) and statements of cash flows for the Company as of the quarters ended December 31, 2000 and December 31, 1999 and statements of operations for the interim periods up to the date of such balance sheets are attached hereto as pages 4 through 7 and are incorporated herein by this reference.

                            THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                     ASSETS
                                     ------

                                                                                      2001                2000
                                                                                      ----                ----

CURRENT ASSETS - CASH                                                               $      0            $    210

PROPERTY AND EQUIPMENT                                                                     0                   0

OTHER ASSETS                                                                               0                   0
                                                                                    --------            --------
TOTAL ASSETS                                                                        $      0            $    210
                                                                                    --------            --------
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                            $ 29,427            $    275
SHAREHOLDER LOANS                                                                     25,000              15,500

LONG-TERM LIABILITIES                                                                      0                   0
                                                                                    --------            --------
TOTAL LIABILITIES                                                                     54,427              15,775
                                                                                    --------            --------
SHAREHOLDER' EQUITY (DEFICIT):
COMMON STOCK, 5.0001 PAR VALUE, 100,000,000 SHARES
   AUTHORIZED, 1,329,488 SHARES ISSUED IN 2001 AND 1,327,539
   SHARES ISSUED IN 2000 RESPECTIVELY                                                    133                 133
PAID-IN CAPITAL                                                                        5,380               5,380
ACCUMULATED (DEFICIT)                                                                (59,940)            (21,078)
                                                                                    --------            --------
NET SHAREHOLDER' EQUITY (DEFICIT)                                                    (54,427)            (15,565)
                                                                                    --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                $      0            $    210
                                                                                    ========            ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                     2001           2000

REVENUE                                         $         0    $         0
                                                -----------    -----------

OPERATING EXPENSES                                    6,304          5,542
                                                -----------    -----------
NET INCOME (LOSS) FROM OPERATIONS                    (6,304)        (5,542)

INCOME TAXES                                              0              0
                                                -----------    -----------
NET INCOME (LOSS)                               $    (6,304)   $    (5,542)
                                                ===========    ===========


NET INCOME (LOSS) PER COMMON SHARE              $     (0.01)   $     (0.01)
                                                -----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING               1,329,408      1,327,539
                                                ===========    ===========



                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
                           UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                              COMMON STOCK        PAID-IN    ACCUMULATED
                           SHARES     AMOUNT      CAPITAL     (DEFICIT)       NET
                           ------     ------      -------     ---------       ---

BALANCE JUNE 30,1998     1,165,433   $     117   $     396   $    (513)   $       0

STOCK ISSUED               162,106          16       4,984           0        5,000

NET (LOSS)                       0           0           0      (9,400)      (9,500)
                         ---------   ---------   ---------   ---------    ---------
BALANCE JUNE 30,1999     1,327,539         133       5,380     (10,013)      (4,500)

STOCK ISSUED                 1,949           0           0           0            0

NET (LOSS)                       0           0           0     (25,415)     (25,415)
                         ---------   ---------   ---------   ---------    ---------
BALANCE JUNE 30, 2000    1,329,488         133       5,380     (35,428)     (29,915)

NET (LOSS)                       0           0           0     (24,512)     (24,512)
                         ---------   ---------   ---------   ---------    ---------
BALANCE MARCH 31, 2001   1,329,488   $     133   $   5,380   $ (59,940)   $ (54,547)
                         =========   =========   =========   =========    =========

                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                      $(6,304)   $(5,542)
                                                         -------    -------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE                6,291       (325)
                                                         -------    -------
TOTAL ADJUSTMENTS                                          6,291       (325)
                                                         -------    -------

NET CASH FLOWS FROM OPERATING ACTIVITIES                     (13)    (5,867)

NET CASH FLOWS FROM FINANCING ACTIVITIES:                      0          0

NET CASH FLOWS FROM INVESTING ACTIVITIES:                      0          0
                                                         -------    -------
NET INCREASE (DECREASE) IN CASH                              (13)    (5,867)

CASH BEGINNING OF PERIOD                                      13      6,077
                                                         -------    -------
CASH ENDING OF PERIOD
SUPPLEMENTAL INFORMATION:
     INTEREST EXPENSE                                    $     0    $     0
     NON CASH ITEMS                                      $     0    $     0

                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GOUP, INC.
           NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

NOTE 3. OPERATING EXPENSES

Significant operating expenses, as shown on the Statements of Operations, for the nine months ended March 31, 2001 were, attorney's fees of $17,496, accounting fees of $4,509 and license and corporate fees of $2,390 and for the nine months ended March 31, 2000 were attorney's fee of $5,000, accounting fees of $2,750 and license and corporate fees of $3,262.

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

         The Company later changed its corporate name to the Lionshare Group, Inc. by a filing with the Secretary of State of Delaware on May 1, 1998. This name change was the result of an anticipated merger between the Company and a private Florida corporation. The Lionshare Group, Inc. ("Lionshare of Florida") that did not finalize.

         We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 share were issued and outstanding as of March 31, 2001. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of March 31, 2001.

         Since July of 1996 we have had no business Income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. The Company excepts to consummate its business plan. Operating expenses incurred from the period of this report, March 31, 2001, and consummation of the Company's business plan will be funded by shareholder loans.

         In as much as the value of the Company will increase once an acquisition is completed or operations are contributed to the entity, certain expenses and obligations owed to service providers and others have been deferred pending completions of subsequent transactions. The Company has received informal commitments from its management that they are willing to provide limited funding in order to meet certain expenses that require immediate payment. It is also possible that the Company could receive additional contributions from principal shareholders and unrelated investors to the extent the need arises and as the company proceeds to acquisitions, but no commitments have been received as opportunities begin to develop.

         The Company's office is located at 20 SE 14th Street, Suite 204, Boca Raton, FL. 33432.

         The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, Officers have also expressed their intention not to sell their shares unless the shares are subsequently registered or if an exemption form registration is available.

Results of Operations
---------------------

         Three Months Ended March 31, 2001 Compared to Three Months Ended March 30, 2000 and Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000.

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended March 31, 2001 and the three months ended March 31, 2000 were $0.00. The revenues for the Nine Months ended March 31, 2001 and for the Nine Months ended March 31, 2000 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for three months ended March 31, 2001 were $6,304 as compared to $5,542 for three months ended March 31, 2000. Increase representing increase of $762. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees. General and administrative expenses for the nine months ended March 31, 2001 were $24,512 as compared to $11,605 for the nine months ended March 31, 2000, representing a increase of $13,447. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended March 31, 2001 was $6,304 as compared to the net loss of $5,542 for the three months ended March 31, 2000, representing an increase of $762. Net loss for the nine months ended March 31, 2001 was $24,512 as compared to the net loss of $11,605 for nine months ended March 31, 2000, representing a increase of $13,447.

Liquidity and Capital Resources
--------------------------------

         To fund working capital requirements through March 31, 2001, the Company utilized cash reserves based upon capital contributed by shareholders in the amount of $25,000. Since the Company expects no revenue until consummation of its business plan, operating expenses will be funded by shareholder loans.

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

         Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements. Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained to management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressure, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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



                                   The Lionshare Group, Inc.
                                   A Delaware Corporation



                                   By: /s/ Edward McCluskey
                                       ----------------------------------------
                                       Edward McCluskey
                                       President and Director



                                   By: /s/ William C. Barnett
                                       ----------------------------------------
                                       William C. Barnett
                                       Secretary and Director

Date: June 17, 2001
       ----------------------