Form 10QSB/A
period 2001-03-31
LIONSHARE GROUP INC
filed 2001-06-27
CIK 1051142

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                Amendment No. 1

                                       To

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

                                     INDEX

PART 1.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial statements.

         Consolidated Balance Sheets as of March 31, 2001 (unaudited).

         Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2000 (unaudited)

         Consolidated Statements of Stockholders' Equity (Deficit) for the Period from July 1, 1998 to March 31, 2001. (unaudited)

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and March 31,2000 (unaudited)

         Notes to Unaudited Consolidated Financial Statements.


         Consolidated Balance Sheets as of March 31, 2001 (unaudited).

         Consolidated Statements of Operations for the nine Months Ended March 31, 2001 and March 31, 2000 (unaudited)

         Consolidated Statements of Stockholders' Equity (Deficit) for the Period from July 1, 1998 to March 31, 2001. (unaudited)

         Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and March 31, 2000. (unaudited)

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

                            THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                     ASSETS
                                     ------
                                                                           2001         2000
                                                                         --------    --------

CURRENT ASSETS - CASH                                                    $    -0-    $    210

PROPERTY AND EQUIPMENT                                                        -0-         -0-

OTHER ASSETS                                                                  -0-         -0-
                                                                         --------    --------
TOTAL ASSETS                                                             $    -0-    $    210
                                                                         ========    ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILTIES                                  $ 29,427    $    275

SHAREHOLDER LOANS                                                          25,000      15,500

LONG-TERM LIABILITIES                                                         -0-         -0-
                                                                         --------    --------

TOTAL LIABILITIES                                                          54,427      15,775
                                                                         --------    --------
SHAREHOLDER' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
AUTHORIZED, 1,329,488 SHARES ISSUED IN 2001 AND 1,327,539
SHARES ISSUED IN 2000 RESPECTIVELY                                            133         133

PAID-IN CAPITAL                                                             5,380       5,380

ACCUMULATED (DEFICIT)                                                     (59,940)    (21,078)
                                                                         --------    --------
NET SHAREHOLDER' EQUITY (DEFICIT)                                         (54,427)    (15,565)
                                                                         --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $    -0-    $    210
                                                                         ========    ========



                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                       2001             2000
                                                  -----------       -----------

REVENUE                                           $       -0-      $        -0-
                                                  -----------       -----------

OPERATING EXPENSES                                     24,512            11,065
                                                  -----------       -----------

NET INCOME (LOSS) FROM OPERATIONS                     (24,512)          (11,065)
                                                  -----------       -----------

INCOME TAXES                                              -0-               -0-
                                                  -----------       -----------

NET INCOME (LOSS)                                 $   (24,512)      $   (11,065)
                                                  ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE                $     (0.02)      $     (0.01)
                                                  -----------       -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                 1,329,488         1,327,539
                                                  -----------       -----------



                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
                           UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                         COMMON STOCK               PAID-IN        ACCUMULATED
                                    SHARES          AMOUNT          CAPITAL          DEFICIT            NET
                                   ---------       --------        ---------       -----------       ---------
BALANCE JUNE 30,1998               1,165,433       $     117       $     396       $     (513)       $     -0-

STOCK ISSUED                         162,106              16           4,984              -0-            5,000

NET (LOSS)                               -0-             -0-             -0-           (9,500)          (9,500)
                                   ----------------------------------------------------------------------------

BALANCE JUNE 30,1999               1,327,539             133           5,380          (10,013)          (4,500)


STOCK ISSUED                           1,949             -0-             -0-              -0-              -0-

NET (LOSS)                               -0-             -0-             -0-          (25,415)         (25,415)
                                   ----------------------------------------------------------------------------

BALANCE JUNE 30, 2000              1,329,488             133           5,380          (35,428)         (29,915)

NET (LOSS)                               -0-             -0-             -0-          (24,512)         (24,512)

BALANCE MARCH 31, 2001             1,329,488       $     133       $   5,380       $  (59,940)       $ (54,427)
                                   ============================================================================




                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                            2001        2000
                                                          --------    --------

INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                       $(24,512)   $(11,065)
                                                          --------    --------

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE                 15,222      11,275
    INCREASE IN SHAREHOLDER LOANS                            9,500         -0-
                                                          --------    --------

TOTAL ADJUSTMENTS                                           24,722      11,275
                                                          --------    --------
NET CASH FLOWS FROM OPERATING ACTIVITIES                      (210)        210

NET CASH FLOWS FROM FINANCING ACTIVITIES:                      -0-         -0-

NET CASH FLOWS FROM INVESTING ACTIVITIES:                      -0-         -0-
                                                          --------    --------
NET INCREASE (DECREASE) IN CASH                               (210)        210

CASH BEGINNING OF PERIOD                                       210         -0-
                                                          --------    --------

CASH ENDING OF PERIOD                                     $    -0-    $    210
                                                          ========    ========

SUPPLEMENTAL INFORMATION:
     INTEREST EXPENSE                                     $    -0-    $    -0-
     NON CASH ITEMS                                       $    -0-    $    -0-



                       SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

         For the nine months ended March 31, 2001 the company incurred costs for legal fees, accounting fees and corporate fees. These costs were funded by shareholder loans and increased accounts payable. Please refer to Note 3, Page
(13), on the unaudited financial statements for the nine months ended March 31, 2001, for a detail of these costs.

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

Date: June 27, 2001
       ----------------------