Form 10KSB
period 2001-06-30
LIONSHARE GROUP INC
filed 2001-12-19
CIK 1051142

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                         Commission file number 0-30353


                            THE LIONSHARE GROUP, INC.
                -------------------------------------------------
                  (Name of Small Business Issuer in its Charter

        Delaware                                        65-100Z981
       ------------                                  ---------------
(State or other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     identification No.)


             20 S.E. 14th. Street, Suite 204, Boca Raton, FL. 33432
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (561) 338-9336
                              --------------------
                           (Issuer's Telephone Number)


              Securities registered under Section 12(g) of the Act
      ---------------------------------------------------------------------
                                      None


                         Common Stock, $0.0001 par value
                 -----------------------------------------------
                                 Title of Class


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.               [X]

State issuer's revenues for its most recent fiscal year. $-0-

                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

         The Lionshare Group, Inc., (the "Company") is registered on the OTC-BB as "LNSH". The Company was chartered as a corporation by the State of Delaware on June 15, 1984, under the name Resnick World Wide, Inc.

         On June 16, 1995 Resnick World Wide, Inc., acquired 100% of the outstanding shares of Standard Brands of America, Inc., a privately-held Florida corporation. The Company's corporate name was changed to Standard Brands of America, Inc., by a filing with Secretary of State of Delaware on June 16, 1995. Standard Brands of America, Inc., was a home electronics and appliance dealer. That business became insolvent and filed an assignment for the benefit of creditors that was finalized by a recording with the Circuit Court of Broward County, Florida on May 19, 1999.

         The Company later changed its corporate name to Lionshare Group, Inc., by a filing with the Secretary of State of Delaware on May 1, 1998. This name change was the result of an anticipated merger between the Company and a Florida corporation, The Lionshare Group, Inc., ("Lionshare of Florida") that did not finalize.

         We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of June 30, 2001. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of June 30, 2001.

           Since July of 1996 we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principle business purpose. Our offices are located at 20 S.E. 14th. Street, Suite 204, Boca Raton, Florida 33432.

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

STATE BLUE SKY REGTRICTED; RESTRICTED RESALES OF THE SECURITIES

           Transferability of our shares of common stock is limited because a significant number of states have enacted securities or so-called "blue sky" laws and regulations restricting or, in many instances, prohibiting, the initial sale and subsequent resale within the state of securities of "blank check" companies such as us. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, would not register our securities for sale or resale in their state. To ensure that any state laws are not violated through the resales of our securities, we will refuse to register the transfer of any securities to residents of any state, which prohibited such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for our securities will develop in any state until consummation of a business combination.

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

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION - NO STANDARDS FOR BUSINESS COMBINATION

           We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance we will be able to negotiate a business combination on favorable terms. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earning, limited assets, negative net worth or other negative characteristics.

CONTINUED MANAGEMENT CONTROL LIMITED TIME AVAILABILITY

           While seeking a business combination, William Barnett, our Secretary anticipates devoting up to 50 hours per month to the business of our company. Mr. Barnett will be the only person responsible in conducting the day to day operations with potential merger or acquisition candidates. We have not entered into any written employment agreement with Mr. Barnett and do not anticipate doing so in the foreseeable future.

CONFLICTS OF INTEREST - GENERAL

           Mr. Barnett may in the future participate in business ventures that could be deemed to complete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event that our current and future officers or directors are involved in the management of any firm with which we transact business.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

           We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transaction contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Evan in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance that we will be successful in completing any such business combination.

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


POTENTIAL REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS
COMBINATION.

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

DISADVANTAGE OF BLANK CHECK OFFERING

           We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences with us. These consequences may include, but are not limited to:

          -    time delays of the registration process;
          -    significant expenses to be incurred in such an offering;
          -    loss of voting control to public shareholders; and
          - the inability or willingness to comply with various federal and state laws enacted for the protection of investors.

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

REQUIREMENTS OF AUDITTED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES

           Section 13 and 15(d) of the Securities Exchange Act of 1934 require companies to provide information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The company was traded, under the symbol "LNSH", on the Nasdaq OTC-BB until July of 2000. Currently the company trades on the OTC-Pink Sheets. As of June 30, 2001, there were approximately 462 holders of record of our common stock. We have never paid dividends on our common stock since our incorporation in 1984. We intend to retain earnings for use in our business and therefore do not anticipate paying dividends in the foreseeable future.

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

           Our purpose is to seek, investigate and if, such investigation warrants, acquire an interest in business opportunities presented to it by persons of firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

           We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and established wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We may advertise and promote ourselves in newspaper, magazines and on the Internet. We have not yet prepared any notices or advertisement.

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

           We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, we believe that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included in the numerous filings relevant to complying with the Exchange Act. Nevertheless, officers and directors have not conducted market research and are not aware of statistical data which support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

           The analysis of new business opportunities will be undertaken by, or under the supervision of Mr. Barnett, who may not be considered a professional business analysis. Mr. Barnett will be the key person in the search, review and negotiation with potential acquisition or merger candidates. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associates of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider the available technical financial and managerial resources, working capital and other financial requirements, history of operation, if any, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities, the potential for growth or expansion, the potential for profit, the perceived public recognition of acceptance of products, services, or trades, name identification, and other relevant factors. Our officers and directors do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, we intend to utilize written reports and investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

           We anticipate that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial securities and their potential sale into any trading market, which may develop in our securities, may have a depressive effect on the value of our securities in the future. If such a market develops, of which there is no assurance.

           While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Sections 368 (a) (1) or 351 of the Internal Revenue Code. In order to obtain tax-free treatment, it may necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

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

           With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of Lionshare which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders in all likelihood hold a substantially lesser percentage ownership interest in Lionshare following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us will be expected to have a significant dilutive effect on the percentage of shares held by Lionshare's shareholders at the time.

           Lionshare will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warrants by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with Lionshare's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

           As previously stated, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We will be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-K (or 10KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the transaction will be voidable, at the discretion of our present management. If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

           We do not intend to make any loans to any prospective acquisition or merger candidates or to unaffiliated third parties. We may make loans only to prospective acquisition or merger candidates only when such funds are available, we have entered into an acquisition or merger agreement and making a loan to the acquisition or merger candidate is beneficial to us. The considerations to be used in determining whether to make loans includes the availability and the need of cash by the acquisition or merger candidate in order to complete the acquisition or merger. The loan may either be secured or non-secured depending on the result of negotiation and there is no limitations as to the amounts that may be loaned.

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



                            THE LIONSHARE GROUP, INC.

                                TABLE OF CONTENTS

                             JUNE 30, 2001 AND 2000


INDEPENDENT AUDITORS' REPORT .............................................   F-1

FINANCIAL STATEMENTS:

     BALANCE SHEETS ......................................................   F-2

     STATEMENTS OF OPERATIONS ............................................   F-3

     STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) ........................   F-4

     STATEMENTS OF CASH FLOWS ............................................   F-5

NOTES  TO FINANCIAL STATEMENTS ...........................................   F-6

                           SELLERS & ASSOCIATES, P.C.
            3785 HARRISON BLVD.                OGDEN, UTAH  84403
PHONE 801-621-8128       FAX 801-627-1639       E-MAIL: SELLERSASSOC@AOL.COM

                       REPORT OF INDEPENDENT ACCOUNTANTS


BOARD OF DIRECTORS
THE LIONSHARE GROUP, INC.
BOCA RATON, FLORIDA

We have audited the accompanying balance sheet of THE LIONSHARE GROUP, INC. as of June 30, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE LIONSHARE GROUP, INC. as of June 30, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses, and its operations and sources of revenues provide little source of revenue at this time. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sellers & Associates, P.C.

Sellers & Associates, P.C.
Ogden, Utah
October 4, 2001


                           THE LIONSHARE GROUP, INC.
                                 BALANCE SHEETS
                                  JUNE 30, 2001


                                     ASSETS
                                     ------


CURRENT ASSETS -- CASH                                    $    500
                                                          --------

PROPERTY AND EQUIPMENT                                           0

OTHER ASSETS                                                     0
                                                          --------
TOTAL ASSETS                                              $    500
                                                          ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                  $ 37,532

SHAREHOLDER LOANS                                           14,500

LONG-TERM LIABILITIES                                            0
                                                          --------
TOTAL LIABILITIES                                           52,032
                                                          --------
SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
     AUTHORIZED, 1,329,488 SHARES ISSUED IN 2001
     AND 1,329,488 SHARES ISSUED IN 2000
     RESPECTIVELY                                              133

PAID-IN CAPITAL                                              5,380

ACCUMULATED (DEFICIT)                                      (57,045)
                                                          --------
NET SHAREHOLDERS' EQUITY (DEFICIT)                         (51,532)
                                                          --------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)                                     $    500
                                                          ========


SEE NOTES TO FINANCIAL STATEMENTS


                           THE LIONSHARE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENED JUNE 30, 2001 AND 2000

                                                     2001                2000
                                                     ----                ----

REVENUE                                           $      0            $      0
                                                  --------            --------

OPERATING EXPENSES                                  32,617              25,415
                                                  --------            --------
NET INCOME (LOSS) FROM OPERATIONS                  (32,617)            (25,415)

OTHER INCOME-FORGIVENESS OF DEBT                    11,000                   0

INCOME TAXES                                             0                   0
                                                  --------            --------
NET  INCOME (LOSS)                                $(21,617)           $(25,415)
                                                  ========            ========


NET INCOME (LOSS) PER COMMON SHARE                $  (0.02)           $  (0.02)
                                                  --------            --------
WEIGHTED AVERAGE SHARES OUTSTANDING              1,329,488           1,328,514
                                                 ---------           ---------



SEE NOTES TO FINANCIAL STATEMENTS

                           THE LIONSHARE GROUP, INC.
            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


                                 COMMON STOCK         PAID-IN   ACCUMULATED
                              SHARES       AMOUNT     CAPITAL    (DEFICIT)        NET
                              ------       ------     -------    ---------        ---


BALANCE JUNE 30, 1999       1,327,539        133       5,380      (10,013)        (4,500)

STOCK ISSUED                    1,949          0           0            0              0

NET (LOSS)                          0          0           0      (25,415)       (25,415)
                            ---------     ------      ------     --------       --------

BALANCE JUNE 30, 2000       1,329,488        133       5,380      (35,428)       (29,915)

NET (LOSS)                          0          0           0      (21,617)       (21,617)
                            ---------     ------      ------     --------       --------

BALANCE JUNE 30, 2001       1,329,488     $  133      $5,380     $(57,045)      $(51,532)
                            =========     ======      ======     ========       ========














SEE NOTES TO FINANCIAL STATEMENTS


                           THE LIONSHARE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
     NET INCOME (lOSS)                            $ (21,617)     $ (25,415)
                                                  ---------      ---------
     ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES:

          INCREASE IN ACCOUNTS PAYABLE               23,017         14,515

          INCREASE (DECREASE) IN SHAREHOLDER
               LOANS                                 (1,000)        11,000
                                                  ---------      ---------
TOTAL ADJUSTMENTS                                    22,017         25,515
                                                  ---------      ---------

NET CASH FLOWS FROM OPERATING ACTIVITIES                400            100

NET CASH FLOWS FROM INVESTING ACTIVITIES:                 0              0
                                                  ---------      ---------

NET CASH FLOW FROM FINANCING ACTIVITIES                   0              0
                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH                         400            100

CASH BEGINNING OF PERIOD                                100              0
                                                  ---------      ---------

CASH ENDING OF PERIOD                             $     500      $     100
                                                  =========      =========

SUPPEMNAL INFORMATION:
     INTEREST EXPENSE                             $       0      $       0
     NON CASH ITEMS                               $       0      $       0



SEE NOTES TO FINANCIAL STATEMENTS

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

The Lionshare Group, Inc. (the "Company") is registered on the OTC-BB as "LNSH." The Company was chartered as a corporation by the State of Delaware on June 15, 1984, under the name of Resnick World Wide, Inc.

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

Lionshare of Florida owned and operated a few restaurant operations in the southern Florida area. The principle of that operation sought to utilize the Company as a public vehicle through which funds could be raised and the restaurant operations could then be expanded. It was intended that Lionshare of Florida would become a subsidiary of the Company. However, the restaurant operation could not sustain itself, and before the negotiations for this anticipated merger were completed, Lionshare of Florida became insolvent. Lionshare of Florida dissolved its incorporation with a filing with the Secretary of State of Florida, which became effective February 22, 1999. Lionshare of Florida maintained its own books and records, accounting and reporting, federal and state tax identity numbers and income tax filings. See (Note 5. Contingent Liabilities").

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

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION (CONTINUED)
---------------------------------

The Company prepares its books and records on the accrual basis for financial reporting purposes as well as for income tax purposes. The accompanying financial statements represent the transactions for the years ended June 30, 2001 and June 30, 2000.

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

CAPITAL REORGANIZATION OF EQUITY
--------------------------------

By June of 1997, the Company had ceased operations. Management has since determined there is no intrinsic value in retaining the assigned carryforward values of the equity accounts. The capital restructuring was done retroactively to June 30 1997 so that the financial statements are comparative. To effect the capital reorganization, all of the paid-in capital of $1,035,927 was written off against the accumulated (deficit) of $(1,036,000). The resulted in an accumulated (deficit) balance of $(73) and common stock at par value of $.0001 per share, or $73, effective June 30, 1997.

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

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

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

INCOME TAXES
------------

The Company has adopted the provisions of Statement of Accounting Standards No. 109 "Accounting for Income Taxes" which incorporates the use of asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for future consequences of temporary differences between the financials reporting basis and tax basis of assets and liabilities.

The Company files a June 30th year-end for income taxes and fnancial statements. The Company has income net operating loss carryforwards of $1,091,000 as of June 30, 2001. These loss carryforwards begin to expire in 2007. Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce, eliminate or defer the utilization.

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

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

NOTE 3. RELATED PARTY TRANSACTIONS

As of June 30, 2000, four shareholders, including two officers had loaned the Company a total of $15,500, to pay required accounts payable of the Company. The $15,500 is reflected in the shareholder loan payable, liability section of the balance sheet. During the year ended June 30, 2001 one shareholder forgave the Company $11,000 for receipt of existing restricted common shares. The debt forgiveness is reflected on the Statement of Operations as other income. The three remaining shareholders advanced the Company $10,000 for payment of payables and is included on the Balance Sheet in the liability section as a shareholder loan.

NOTE 4. SHAREHOLDERS' EQUITY

During the year ended June 30, 2000 the Company identified and issued additional 1,949 common shares belonging to parties not included on the official stockholder list. No common shares were issued during the year ended June 30, 2001.

As of June 30, 2001 the Companyh42 shareholders, with a single class of common stock authorized of 100,000,000 shares having a par value of $0.0001, of which 1,329,488 are currently outstanding. Of this 323,054 shares are restricted and 1,006,434 shares are traded on the OTC-BB. There have been no options or warrants issued. There was a ten-for-one reverse split on September 8, 1998. This split has been recognized in the financial statements retroactively to June 30, 1998.

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

NOTE 4. SHAREHOLDERS' EQUITY (CONTINUED)

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

Even thought this decision and action was taken by new management after June 30, 1998, new management determined it was more conservative and, therefore, in the best interest of the Company to recognize the issuance of this stock as if it occurred as of June 30, 1998.

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

NOTE 5. CONTINGENT LIABILITIES

During April of 1998, the Company entered into preliminary negotiations with the Florida Corporation, Lionshare Group, Inc. ("Lionshare of Florida"). Lionshare of Florida was to become a subsidiary of the Company, which was then names Standard Brands of America, Inc. As a result of this anticipated acquisition, the Company then changed its name to "The Lionshare Group Inc." However, the merger was voided because Lionshare of Florida went out of business, and was legally dissolved.

THE LIONSHARE GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

NOTE 5. CONTINGENT LIABILITIES (CONTINUED)

Because the relationship between the Company and Lionshare of Florida was voided and never consummated, and due to the separate legal identities maintained by the Company and Lionshare of Florida during these negotitions, which includes separate Federal Identification Numbers, separate books and records and separate tax returns, the Company assumes no responsibility for the liabilities of Lionshare of Florida. In addition, the Company executed no contracts or agreements for Lionshare of Florida. Management believes creditors of Lionshare of Florida would not prevail in a lawsuit against the Company for debts of Lionshare of Florida. As a result, no liabilities of Lionshare of Florida have been recognized in these financial statements. In addition, the Company is unaware nor has received any threatened litigation or assessments regrading Lionshare of Florida. Management does not believe any such possible actions would have a material effect on the financial statements the Company. It is the opinion of management that these matters will not have a material adverse impact on the financial statements taken as a whole.

NOTE 6. MANAGEMENT'S REPRESENTATION

Management believes these financial statements are prepared in conformity with generally accepted auditing standards and free of any material error. The financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading.

NOTE 7. SUPPLEMENTARY INFORMATION (OPERATING EXPENSES)

The following is a schedule of operating expenses for June 30, 2001 and 2000.

                                              2001           2000
                                              ----           ----

     Licenses and Corporate fees             $ 2,588        $ 3,922
     Accounting fees                           4,659          4,305
     Legal fees                               20,047         11,066
     Printing costs                            5,223          6,009
     Other                                       100            113
                                             -------        -------
     Total                                   $32,617        $25,415
                                             =======        =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                 None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

           The following table sets forth certain information concerning each of the Company's directors and executive officers:

           Name                      Age              Positon

           Edward McCluskey          61               President, Director

           William Barnett           61               Secretary, Director




           Edward McCluskey Sr. has served as our President and Director since July 1998. From July 1996 to the present, Mr. McCluskey served as Vice president of Tropical Investments of South Florida, Inc., a real estate development company which purchases, refurbishes and sells single- family residences. Tropical Investments has annual revenues of approximately $750,000. From 1976 to June 1996, Mr. McCluskey served as Chairman and Chief Executive Officer of Standard Brands of America Inc., a major appliance and electronics retailer, which he co-founded. Standard Brands of America, Inc., had annual revenues of approximately $45,000,000 to $90,000,000 prior to July 1996, when it discontinued business operations. From 1960 to 1966, Mr. McCluskey served as Direct Sales Manager of Kelly and Cohen, a major appliance and electronics retailer. From 1967 to 1968, he was general manager for the electronics and appliance division of Twin Fair, Inc., a discount retailer. In 1969 Mr. McCluskey became Chairman and President of World Associates in Fort Lauderdale, Florida, developing the marketing concepts and campaigns and negotiating advertisement and leasing contracts. Mr. McCluskey holds a Bachelor of Science degree in Business Administration from Duquesne University.

           William C. Barnett has served as our Secretary and one of our Directors since July1998. From 1984 to the present, Mr. Barnett served as Chief Executive Officer of Barnett Financial Corp., a financial service and real estate brokerage company, having annual revenues in excess of $100,000. From 1977 to 1983, Mr. Barnett served as Chief Executive Officer of Continental Distributors, Inc., a distributor of major appliances and televisions. From 1971 to1976, Mr. Barnett was employed as Vice President of World Associates, Inc., a major appliance and television retailer. From 1966 to 1970, Mr. Barnett was employed as an Accounting Manager for Deloitte & Touche. Mr. Barnett received his B.A. from the University of Nebraska and a fifth year Accounting Degree from Florida Atlantic University, and is a licensed real estate broker.

CONFILCTS OF INTEREST

           Mr. Barnett and Mr. McCluskey are associated with other firms involved in a range of business activities. Consequently, they are potential inherent conflicts of interest in their acting as our officer and director. Insofar as an officer and director is engaged in other business activites. Mr. Barnett and Mr. McCluskey anticipate that they will devote only a minor amount of time to our affairs.

           INVESTMENT COMPANY ACT OF 1940

           Although we will not be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe that we will not be subject to regulation under the Investment Company Act of 1940 insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination which result in our holding passive investment interests in an number of entities, we could be subject to regulation under the Investment Act of 1940. In this event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. We expect to be exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

           INVESTMENT ADVISOR ACT OF 1940

           Lionshare is not an "investment advisor" under the Federal Investment Advisory Act of 1940, which classification would involve a number of negative considerations. Accordingly, Lionshare will not furnish or distribute advice, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language meaning and intent of section 2(a)
(11) of the Investment Advisors Act of 1940 15 U.S.C.

ITEM 10. EXECUTIVE COMPENSATION

           None of our executive officers or directors received any form of compensation from Lionshare in the past three fiscal years.

           It is possible that, after Lionshare successfully consummates a merger or acquisition with an affiliated entity, that entity may desire to employ or retain one or both number of members of its management for the purposes of providing services to the surviving entity or otherwise provide other compensation to such persons. However, Lionshare has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in its decision to undertake any proposed transaction. Members of Lionshare's board have agreed to disclose any discussions concerning possible compensation to be paid by them to any entity, which proposes to undertake a transaction with Lionshare.

           No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have adopted by the Company for the benefit of its employees.

ITEM 11. PRINCIPAL SHAREHOLDERS

           The following table sets forth certain information as of June 30, 2001 regarding beneficial ownership of common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock ,
(ii) by each director and executive officer and (iii) by all executive officers and directors as a group. Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned. The address of all shareholders in this table is 20 S.E. 14th Street, suite 204, Boca Raton, Florida 33432.

                             COMMON STOCK OWNERSHIP

                            NUMBER OF         PERCENTAGE OF
NAME                      SHARES OWNED        SHARES OWNED         POSITION
----                     --------------       -------------        --------

Edward H. McCluskey              72,000           5.42%          President and
                                                                 Director

William C. Barnett               99,000           7.45%          Secretary and
                                 ------                          Director

All Officers and                171,000          12.87%
Directors as a Group
(2 people)


           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereafter duly authorized.


                                                   LIONSHARE GROUP, INC.

                                                   By: /s/  William C. Barnett,
                                                   -----------------------------
                                                     Secretary

           In accordance with the Exchange Act, this report was signed by the following persons in the capacities and on the dates stated.

Signatures                           Title                        Date
-----------                         --------                  -------------

/s/ Edward H. McCluskey       President and Director         December 5, 2001

-----------------------
Edward H. McCluskey

/s/ William C. Barnett        Secretary and Director         December 5, 2001

----------------------
William C. Barnett