Form 10QSB
period 2001-09-30
LIONSHARE GROUP INC
filed 2002-01-02
CIK 1051142

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,329,488 Common Stock as of September 30, 2001.

                            THE LIONSHARE GROUP, INC.

                                      INDEX



PART 1.        FINANCIAL INFORMATION
               ---------------------

Item 1.        Financial Statements.

               Consolidated Balance Sheets as of September 30, 2001 (unaudited) and June 30, 2001.

               Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and September 30, 2000 (unaudited), the year Ended June 30, 2001 and June 30, 2000.

               Consolidated Statements of Stockholders' Equity (Deficit) for the Period from July 1, 2000 to September 30, 2001 (unaudited)

               Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and September 30, 2000 (unaudited), the year Ended June 30, 2001 and June 30, 2000.

               Notes to Consolidated Financial Statements.

Item 2.        Management's Discussion and Analysis or Plan of Operations.

PART II.       OTHER INFORMATION
               -----------------

Item 6.        NONE

PART I.         FINANCIAL INFORMATION
                ---------------------

Item 1.         Financial Statements (unaudited)


Basis of Presentation
---------------------

         The accompanying unaudited financial statements of The Lionshare Group, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three month period ended September 30, 2001, is not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2001 found in the Company's Form 10-KSB.

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

         We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of September 30, 2001. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of September 30, 2001.

         Since July of 1996 we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. The Company expects to consumate its business plan, successful merger or acquisition with a private entity, prior to March 31, 2002. The Company expects no revenue until consummation of its business plan. Operating expenses incurred from the period of this report, September 30, 2001, and consummation of the Company's business plan will he funded by shareholder loans.

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

Results of Operations
---------------------

         Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000 and Year Ended June 30, 2001 Compared to Year Ended June 30, 2000.

Revenues
--------

         The Company currently has no established source of revenues. The Company's revenues for both the three months ended September 30, 2001 and the three months ended September 30, 2000 were $0.00. The revenues for the year ended June 30, 2001 and for the year ended June 30, 2000 were $0.00.

General and Administrative Expenses
-----------------------------------

         General and administrative expenses for three months ended September 30, 2001 were $25,978 as compared to $10,640 for three months ended September 30, 2000, representing increase of $15,338. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees. General and administrative expenses for the year ended June 30, 2001 were $32,617 as compared to $25,415 for the year ended June 30, 2000, representing a increase of $7,202. The increase in general and administrative expenses was due to a increase in business development costs including professional fees and corporate fees.

Net Loss
--------

         As a result of the above, net loss for the three months ended September 30, 2001 was $25,978 as compared to the net loss of $10,640 for the three months ended September 30, 2000, representing an increase of $15,338. Net loss for the year ended June 30, 2001 was $21,617 as compared to the net loss of $25,415 for year ended June 30, 2000, representing a decrease of $3,798.

Liquidity and Capital Resources
-------------------------------

         To fund working capital requirements through September 30, 2001, the Company utilized cash reserves based upon capital contributed by shareholders in the amount of $l4,500. Since the Company expects no revenue until consummation of its business plan, operating expenses will be funded by shareholder loans.

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


                                              The Lionshare Group, Inc.
                                              A Delaware Corporation



 Date:October 29, 2001                          By: /s/ Edward H. McCluskey
                                              ---------------------------
                                              Edward H. McCluskey
                                              President and Director



 Date: October 29, 2001                          By: /s/ William C. Barnett
                                              --------------------------
                                              William C. Barnett
                                              Secretary and Director

ITEM I. FINANCIAL STATEMENTS


As used herein, the "Company" refers to The Lionshare Group, Inc., a Delaware corporation, and predecessors, unless otherwise indicated. Unaudited condensed interim financial statements, including balance sheets, statements of changes in shareholders' equity (deficit) and statements of cash flows for the Company as of the quarters ended September 30, 2001 and September 30, 2000 and statements of operations for the interim periods up to the date of such balance sheets are attached hereto as pages F-1 through F-5 and are incorporated herein by this reference.




                     (THIS SPACE LEFT BLANK INTENTIONALLY)

                            THE LIONSHARE GROUP, INC.

                               TABLE OF CONTENTS

                           SEPTEMBER 30, 2001 AND 2000









FINANCIAL STATEMENTS:

  BALANCE SHEETS ......................................          Page F-1

  STATEMENTS OF OPERATIONS ............................          Page F-2

  STATEMENTS OF SHAREHOLDERS' EQUITY ..................          Page F-3

  STATEMENTS OF CASH FLOWS ............................          Page F-4

  NOTES TO FINANCIAL STATEMENTS .......................          Page F-5


                            THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEET
                           SEPTEMBER 30, 2001


                                     ASSETS
                                     ------

                                                                         2001
                                                                         ----
CURRENT ASSETS - CASH                                                  $    203

PROPERTY AND EQUIPMENT                                                      -0-

OTHER ASSETS                                                                -0-
                                                                       --------

TOTAL ASSETS                                                           $    203
                                                                       ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------



ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                               $ 63,213

SHAREHOLDER LOANS                                                        14,500

LONG-TERM LIABILITIES                                                       -0-
                                                                       --------

TOTAL LIABILITIES                                                        77,713
                                                                       --------

SHAREHOLDERS' EQUITY (DEFICIT):

COMMON STOCK, $.0001 PAR VALUE, 100,000,000 SHARES
   AUTHORIZED, 1,329,488 SHARES ISSUED IN 2001                              133

PAID-IN CAPITAL                                                           5,380

ACCUMULATED (DEFICIT)                                                   (83,023)
                                                                       --------

NET SHAREHOLDERS' EQUITY (DEFICIT)                                      (77,510)
                                                                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $    203
                                                                       ========


SEE NOTES TO FINANCIAL STATEMENTS

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                            2001         2000
                                                                            ----         ----
REVENUE                                                                $      -0-    $       -0-
                                                                       ----------    -----------

OPERATING EXPENSES                                                         25,978          10,640
                                                                       ----------    -----------

NET INCOME (LOSS) FROM OPERATIONS                                         (25,978)        (10,640)


INCOME TAXES                                                                  -0-            -0-
                                                                       ----------    -----------

NET INCOME (LOSS)                                                       $ (25,978)    $   (10,640)
                                                                       ==========    ===========





NET INCOME (LOSS) PER COMMON SHARE                                      $   (0.02)    $    (0.01)
                                                                       ----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                     1,329,488      1,329,488
                                                                       ==========    ===========

SEE NOTES TO FINANCIAL STATEMENTS


                           THE LIONSHARE GROUP, INC.
                          UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




                                        COMMON STOCK            PAID-IN    ACCUMULATED
                                  SHARES           AMOUNT       CAPITAL     (DEFICIT)        NET
                                  ------           ------       -------     ---------        ---
BALANCE JUNE 30, 2000             1,329,488   $      133      $     5,380    $     (35,428)



NET (LOSS)                              -0-          -0-            -0-        (10,640)
                                -------------------------------------------------------------------
BALANCE September 30, 2000             1,329,488          133          5,380       (46,068)



NET (LOSS)                              -0-          -0-            -0-       (10,977)
                                -------------------------------------------------------------------

BALANCE JUNE 30, 2001             1,329,488          133          5,380       (57,045)

NET (LOSS)                              -0-          -0-            -0-       (25,978)
                                -------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2001        1,329,488   $      133      $   5,380    $  (83,023)
                                ===================================================================

SEE NOTES TO FINANCIAL STATEMENTS

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                         2001          2000
                                                         ----          ----
INCREASE (DECREASE) FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                   $ (25,978)   $  (10,640)
                                                       ---------    ----------
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     INCREASE IN ACCOUNTS PAYABLE                         25,681        10,545

                                                       ---------    ----------

TOTAL ADJUSTMENTS                                         25,681        10,545
                                                       =========    ==========

NET CASH FLOWS FROM OPERATING ACTIVITIES                    (297)       (95)


NET CASH FLOWS FROM FINANCING ACTIVITIES:                    -0-          -0-


NET CASH FLOWS FROM INVESTING ACTIVITIES:                    -0-          -0-
                                                       ---------    ----------

NET INCREASE (DECREASE) IN CASH                             (297)          (95)


CASH BEG1NN1NG OF PERIOD                                     500           100
                                                       ---------    ----------

CASH ENDING OF PERIOD                                  $     203    $        5
                                                       =========    ==========

SUPPLEMENTAL INFORMATION:
    INTEREST EXPENSE                                   $     -0-    $     -0-
    NON CASH ITEMS                                     $     -0-    $     -0-

SEE NOTES TO FINANCIAL STATEMENTS

                           THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed interim financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles. They should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended June 30, 2001. These statements do not include all normal recurring adjustments which management believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended June 30, 2002.

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


NOTE 3. ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the note above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001. Therefore, those footnotes are included herein by reference.