Form 10QSB
period 2001-12-31
LIONSHARE GROUP INC
filed 2002-04-24
CIK 1051142

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001
                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

                             Commission File Number:
                                     0-30353

                            THE LIONSHARE GROUP, INC.
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                        65-1002981
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         20 S.E. 14th Street, Suite 204, Boca Raton, Florida    33432
                   (Address of executive offices)            (Zip Code)

Registrant's telephone number, including area code: (561)338-9336

                                      N/A
Former Name, Former Address and Former Fiscal Year, if changed since last Report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock Outstanding as of December 31, 2001: 1,329,488 Shares

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of December 31, 2001 (unaudited)......F-1

     Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000 (unaudited), the six months ended December 31, 2001 and December 31, 2000.............................F-2

     Consolidated Statements of Stockholders' Equity (deficit)
for the period from July 1, 2000 to December 31, 2001 (unaudited).........F-3

     Consolidated Statements of Cash Flows for the three months ended December 31, 2001 and December 31, 2000 (unaudited), the six months ended December 31, 2001 and December 31, 2000...............F-4 - F-5

     Notes to Financial Statements........................................F-6

                           THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEET
                               DECEMBER 31, 2001

ASSETS

Current Assets - Cash                                             $       203

Property and Equipment                                                    -0-

Other Assets                                                              -0-
                                                                  -----------
TOTAL ASSETS                                                      $       203
                                                                  ===========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

Accounts Payable and Accrued Liabilities                          $    63,661

Shareholder Loans                                                      17,500

Long-Term Liabilities                                                     -0-
                                                                  -----------
TOTAL LIABILITIES                                                      81,161
                                                                  -----------
Shareholders' Equity (Deficit):

Common Stock, $.0001 Par Value, 100,000,000
 Share Authorized, 1,329,488 Issued                                      133

Paid-In Capital                                                         5,380

Accumulated (Deficit)                                                 (86,471)
                                                                  -----------
Net Shareholders' Equity (Deficit)                                    (80,958)
                                                                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $       203
                                                                  ===========

See notes to financial statements

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002

                                                    2001           2000
                                                -----------     -----------

Revenue                                         $       -0-     $       -0-
                                                -----------     -----------

Operating Expenses:

   Consulting Fees                                    1,500             -0-
   Accounting Fees                                      -0-           4,291
   Legal Fees                                         1,348           2,125
   Stock Transfer Fees                                  600           1,110
   Other                                                -0-              42
                                                -----------     -----------
Net Income (Loss) from Operations                     3,448           7,568
                                                -----------     -----------
Income Taxes                                            -0-             -0-
                                                -----------     -----------
Net Income (Loss)                               $    (3,448)    $    (7,568)
                                                ===========     ===========

Net Income (Loss) Per Common Share              $     (0.00)    $     (0.00)
                                                -----------     -----------
Weighted Average Shares Outstanding               1,329,488       1,329,488
                                                -----------     -----------

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
                           UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                  Common Stock     Paid-In  Accumulated
                               Shares     Amount   Capital   (Deficit)      Net
                              --------- --------- --------- ----------- ----------

Balance June 30, 2000         1,329,488 $     133 $   5,380 $  (35,428) $ (29,915)

Net (Loss)                       -0-          -0-      -0-     (10,640)   (10,640)
                              --------- --------- --------- ----------- ----------

Balance September 30, 2000    1,329,488 $     133 $   5,380 $  (46,068) $ (40,555)

Net (Loss)                       -0-          -0-      -0-     (10,977)   (10,977)
                              --------- --------- --------- ----------- ----------

Balance June 30, 2001         1,329,488 $     133 $   5,380 $  (57,045) $ (51,532)

Net (Loss)                       -0-          -0-      -0-     (25,978)   (25,978)
                              --------- --------- --------- ----------- ----------

Balance September 30, 2001    1,329,488 $     133 $   5,380 $  (83,023) $ (77,510)

Net (Loss)                       -0-          -0-      -0-      (3,448)    (3,448)
                              --------- --------- --------- ----------- ----------

Balance December 31, 2001     1,329,488 $     133 $   5,380 $  (86,471) $ (80,958)
                              ========= ========= ========= =========== ==========

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001           2000
                                                   ------------   ------------

Increase (Decrease) From Operating Activities:
   Net Income (Loss)                               $     (3,448)  $     (7,568)
                                                   ------------   ------------
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Increase (Decrease) in Accounts Payable                448         (1,924)
     Increase in Shareholder Loans                        3,000          9,500
                                                   ------------   ------------
Total Adjustments                                         3,448          7,576
                                                   ------------   ------------
Net Cash Flows From Operating Activities:               -0-                  8

Net Cash Flows From Financing Activities:               -0-            -0-

Net Cash Flows From Investing Activities:               -0-            -0-
                                                   ------------   ------------
Net Increase (Decrease) in Cash                         -0-                  8

Cash Beginning of Period                                    203              5
                                                   ------------   ------------
Cash Ending of Period                              $        203   $         13
                                                   ============   ============

Supplemental Information:
   Interest Expense                                $    -0-       $    -0-
   Non Cash Items                                  $    -0-       $    -0-

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                        2001           2000
                                                   ------------   ------------

Increase (Decrease) From Operating Activities:
   Net Income (Loss)                               $    (29,426)  $    (18,208)
                                                   ------------   ------------
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Increase (Decrease) in Accounts Payable             26,129          8,621
     Increase in Shareholder Loans                        3,000          9,500
                                                   ------------   ------------
Total Adjustments                                        29,129         18,121
                                                   ------------   ------------
Net Cash Flows From Operating Activities:                  (297)           (87)

Net Cash Flows From Financing Activities:               -0-            -0-

Net Cash Flows From Investing Activities:               -0-            -0-
                                                   ------------   ------------
Net Increase (Decrease) in Cash                            (297)           (87)

Cash Beginning of Period                                    500            100
                                                   ------------   ------------
Cash Ending of Period                              $        203   $         13
                                                   ============   ============

Supplemental Information:
   Interest Expense                                $    -0-       $    -0-
   Non Cash Items                                  $    -0-       $    -0-

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF OPERATIONS.

General

     The Lionshare Group, Inc. (the "Company" ) is registered on the OTC-BB as
"LNSH". The Company was chartered as a corporation by the State of Delaware on
June 15, 1984, under the name Resnick World Wide, Inc.

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
by filing with the Secretary of State of Delaware on May 19, 1998. This name change was the result of an anticipated merger between the Company and a private
Florida corporation, The Lionshare Group, Inc. (the "Lionshare of Florida") that did not finalize.

     We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of December 31,
2001. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of
December 31, 2001.

     Since July of 1996, we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. The Company expects no revenues until consummation of its business plan. Operating expenses incurred from the period of this report, December 31,
2001 and consummation of the Company's business plan will be funded by shareholder loans.

     The Company's office is located at 20 S.E. 14th Street, Suite 204, Boca
Raton, Florida 33432.

     The proposed business activities described in this report classify us as a blank check company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. We do not intend to undertake any other offering of our securities, either debt or equity, until such time as we have successfully completed our business plan. Officers have expressed their intention not to sell their shares of common stock until such time as we have success fully consummated a merger or acquisition and are no longer classified as a blank check company. In addition, officers have also expressed their intention not to sell their shares unless the shares are subsequently registered or if an exemption form registration is available.

Results of Operations.

     Three months ended December 31, 2001 compared to three months ended
December 31, 2000 and six months ended December 31, 2001 compared to six months ended December 31, 2000.

Revenues.

     The Company currently has no established source of revenues. The Company's revenues of both the three months ended December 31, 2001 and the three months ended December 31, 2000 were $0.00. The revenues for the six months ended
December 31, 2001 and for the six months ended December 31, 2000 were $0.00.

General and Administrative Expenses.

     General and administrative expenses for three  months ended  December 31,
2001 were $3,448 as compared to $7,568 for three months ended December 31, 2000, representing a decrease of $4,120. The decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and corporate fees. General and administrative expenses for the six months ended December 31, 2001 were $29,429 as compared to $18,208 for the six months ended December 31, 2001 representing an increase of $11,218. The increase in general and administrative expenses was due to an increase in business development costs including professional fees and corporate fees.

Net Loss.

     As a result of the above, the net loss for the three months ended December
31, 2001 was $3,448 as compared to the net loss of $7,568 of the three months ended December 31, 2000, representing a decrease of $4,120. Net loss for the six months ended December 31, 2001 was $29,426 as compared to the net loss of
$18,208 for six months ended December 31, 2000 representing an increase in the net loss of $11,218.

Liquidity and Capital Resources.

     To fund working capital requirements through December 31, 2001, the Company utilized cash reserves based upon capital contributed by shareholders in the amount of $17,500 and unpaid accounts payable of $63,661. Since the Company expects no revenue until consummation of its business plan, operating expenses will be funded by shareholder loans and additional accounts payable.

Cautionary Statement Regarding Forward-Looking Statements.

     Certain statements contained in this Section and elsewhere in this report regarding matters that are not historical facts are forward-looking statements.
Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements which address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economical conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of the Company's operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives among other things.

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (A)      Exhibits required by item 601 of Regulation SB

                  The following exhibits are filed as part of this report:

                  Exhibits: None

         (B)      Reports on Form 8-K.

                  None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized officers of the Registrant.

                                               THE LIONSHARE GROUP, INC.

                                            By:/s/ Edward H. McCluskey
                                                   Edward H. McCluskey
                                                   President and Director

                                            By:/s/ William C. Barnett
                                                   William C. Barnett
                                                   Secretary and Director

DATED: April 24, 2002