Form 10QSB
period 2002-03-31
LIONSHARE GROUP INC
filed 2002-05-02
CIK 1051142

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                                                        OR

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

     Common Stock Outstanding as of March 31, 2002: 1,329,488 Shares

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 2002 (unaudited).........F-1

     Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited) and for the nine months ended March 31, 2002 and March 31, 2001 (unaudited)....................F-2 - F-3

     Consolidated Statements of Stockholders' Equity (deficit)
for the period from June 30, 2000 to March 31, 2002 (unaudited)...........F-4

     Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 (unaudited) and for the nine months ended March 31, 2002 and March 31, 2001 (unaudited)........F-5 - F-6

     Notes to Financial Statements........................................F-7

                           THE LIONSHARE GROUP, INC.
                   UNAUDITED CONDENSED INTERIM BALANCE SHEET
                                 MARCH 31, 2002

ASSETS

Current Assets - Cash                                             $       200

Property and Equipment                                                    -0-

Other Assets                                                              -0-
                                                                  -----------
TOTAL ASSETS                                                      $       200
                                                                  ===========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)

Accounts Payable and Accrued Liabilities                          $    65,920

Shareholder Loans                                                      17,500

Long-Term Liabilities                                                     -0-
                                                                  -----------
TOTAL LIABILITIES                                                      83,420
                                                                  -----------
Shareholders' Equity (Deficit):

Common Stock, $.0001 Par Value, 100,000,000
 Share Authorized, 1,329,488 Issued                                       133

Paid-In Capital                                                         5,380

Accumulated (Deficit)                                                 (88,730)
                                                                  -----------
Net Shareholders' Equity (Deficit)                                    (83,217)
                                                                  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $       200
                                                                  ===========

See notes to financial statements

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                     2002           2001
                                                -----------     -----------

Revenue                                         $       -0-     $       -0-
                                                -----------     -----------

Operating Expenses:

   Consulting Fees                                    1,500             -0-
   Accounting Fees                                      -0-             218
   Legal Fees                                         1,949           5,426
   Stock Transfer Fees                               (1,190)            630
   Other                                                -0-              30
                                                -----------     -----------
Net Income (Loss) from Operations                    (2,259)         (6,304)
                                                -----------     -----------
Income Taxes                                            -0-             -0-
                                                -----------     -----------
Net Income (Loss)                               $    (2,259)    $    (6,304)
                                                ===========     ===========

Net Income (Loss) Per Common Share              $     (0.00)    $     (0.00)
                                                -----------     -----------
Weighted Average Shares Outstanding               1,329,488       1,329,488
                                                -----------     -----------

See notes to financial statements

                           THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                     2002           2001
                                                -----------     -----------

Revenue                                         $       -0-     $       -0-
                                                -----------     -----------

Operating Expenses:

   Accounting Fees                                    4,500           4,509
   Legal Fees                                         4,575          17,496
   Consulting Fees                                   21,000             -0-
   Licenses and Corporate Fees                        1,510           2,390
   Printing Costs                                       100             -0-
   Other                                                -0-             117
                                                -----------     -----------
Net Income (Loss) from Operations                    31,685          24,512
                                                -----------     -----------

Income Taxes                                            -0-             -0-
                                                -----------     -----------

Net Income (Loss)                               $   (31,685)    $   (24,512)
                                                ===========     ===========

Net Income (Loss) Per Common Share              $     (0.02)    $     (0.02)
                                                -----------     -----------
Weighted Average Shares Outstanding               1,329,488       1,329,488
                                                -----------     -----------

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
                           UNAUDITED CONDENSED INTERIM
             STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                  Common Stock     Paid-In  Accumulated
                               Shares     Amount   Capital   (Deficit)      Net
                              --------- --------- --------- ----------- ----------

Balance June 30, 2000         1,329,488 $     133 $   5,380 $  (35,428) $ (29,915)

Net (Loss)                       -0-          -0-      -0-     (10,640)   (10,640)
                              --------- --------- --------- ----------- ----------

Balance September 30, 2000    1,329,488 $     133 $   5,380 $  (46,068) $ (40,555)

Net (Loss)                       -0-          -0-      -0-     (10,977)   (10,977)
                              --------- --------- --------- ----------- ----------

Balance June 30, 2001         1,329,488 $     133 $   5,380 $  (57,045) $ (51,532)

Net (Loss)                       -0-          -0-      -0-     (25,978)   (25,978)
                              --------- --------- --------- ----------- ----------

Balance September 30, 2001    1,329,488 $     133 $   5,380 $  (83,023) $ (77,510)

Net (Loss)                       -0-          -0-      -0-      (3,448)    (3,448)
                              --------- --------- --------- ----------- ----------

Balance December 31, 2001     1,329,488 $     133 $   5,380 $  (86,471) $ (80,958)

Net (Loss)                       -0-          -0-      -0-      (2,259)    (2,259)
                              --------- --------- --------- ----------- ----------

Balance March 31, 2002        1,329,488 $     133 $   5,380 $  (88,730) $ (83,217)
                              ========= ========= ========= =========== ==========

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                        2021           2001
                                                   ------------   ------------

Increase (Decrease) From Operating Activities:
   Net Income (Loss)                               $     (2,259)  $     (6,304)
                                                   ------------   ------------
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Increase (Decrease) in Accounts Payable              2,259         (6,291)
                                                   ------------   ------------
Total Adjustments                                         2,259          6,291
                                                   ------------   ------------
Net Cash Flows From Operating Activities:               -0-                (13)

Net Cash Flows From Financing Activities:               -0-            -0-

Net Cash Flows From Investing Activities:               -0-            -0-
                                                   ------------   ------------
Net Increase (Decrease) in Cash                         -0-                (13)

Cash Beginning of Period                                    200            (13)
                                                   ------------   ------------
Cash Ending of Period                              $        200   $          0
                                                   ============   ============

Supplemental Information:
   Interest Expense                                $    -0-       $    -0-
   Non Cash Items                                  $    -0-       $    -0-

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
              UNAUDITED CONDENSED INTERIM STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                        2002           2001
                                                   ------------   ------------

Increase (Decrease) From Operating Activities:
   Net Income (Loss)                               $    (31,685)  $    (24,512)
                                                   ------------   ------------
   Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Increase (Decrease) in Accounts Payable             25,385         15,222
     Increase in Shareholder Loans                        3,000          9,500
                                                   ------------   ------------
Total Adjustments                                        31,385         24,722
                                                   ------------   ------------
Net Cash Flows From Operating Activities:                  (300)          (210)

Net Cash Flows From Financing Activities:               -0-            -0-

Net Cash Flows From Investing Activities:               -0-            -0-
                                                   ------------   ------------
Net Increase (Decrease) in Cash                            (300)          (210)

Cash Beginning of Period                                    500            210
                                                   ------------   ------------
Cash Ending of Period                              $        200   $    -0-
                                                   ============   ============

Supplemental Information:
   Interest Expense                                $    -0-       $    -0-
   Non Cash Items                                  $    -0-       $    -0-

See notes to financial statements

                            THE LIONSHARE GROUP, INC.
            NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND PLAN OF OPERATIONS.

General

     The Lionshare Group, Inc. (the "Company" ) was chartered as a corporation by the State of Delaware on June 15, 1984, under the name Resnick World Wide,
Inc.

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

     We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, of which 1,329,488 shares were issued and outstanding as of March 31,
2002. Each holder of the common stock shall be entitled to one vote for each share held. We are also authorized to issue 20,000,000 shares of preferred stock, $0.0001 par value, of which -0- shares were issued and outstanding as of
March 31, 2002.

     Since July of 1996, we have had no business income. Other than issuing shares to shareholders, we have not commenced any operational activities. As such, we can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our directors have elected to commence implementation of our principal business purpose. The Company expects no revenues until consummation of its business plan. Operating expenses incurred from the period of this report, March 31, 2002 and consummation of the Company's business plan will be funded by shareholder loans.

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

Results of Operations.

     Three months ended March 31, 2002 compared to three months ended March 31,
2001 and nine months ended March 31, 2002 compared to nine months ended March
31, 2001.

Revenues.

     The Company currently has no established source of revenues. The Company's revenues for the three months ended March 31, 2002 and for the three months ended March 31, 2001 were $0.00. The revenues for the nine months ended
March 31, 2002 and for the nine months ended March 31, 2001 were $0.00.

General and Administrative Expenses.

     General and administrative expenses for three months ended March 31, 2002 were $2,259 as compared to $6,304 for three months ended March 31, 2001, representing a decrease of $4,045. The decrease in general and administrative expenses was due to a decrease in business development costs including professional fees and corporate fees. General and administrative expenses for the nine months ended March 31, 2002 were $31,685 as compared to $24,512 for the nine months ended March 31, 2001 representing an increase of $7,173. The increase in general and administrative expenses was due to an increase in consulting fees, but partially offset by a decrease in legal and accounting fees.

Net Loss.

     As a result of the above, the net loss for the three months ended March 31,
2002 was $2,259 as compared to the net loss of $6,304 of the three months ended
March 31, 2001, representing a decrease of $4,045. Net loss for the nine months ended March 31, 2002 was $31,685 as compared to the net loss of $24,512 for nine months ended March 31, 2001 representing an increase in the net loss of $7,173.

Liquidity and Capital Resources.

     To fund working capital requirements through March 31, 2002, the Company utilized cash reserves based upon capital contributed by shareholders in the amount of $17,500 and unpaid accounts payable of $65,920. Since the Company expects no revenue until consummation of its business plan, operating expenses will be funded by shareholder loans and additional accounts payable.

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

DATED: April 30, 2002