Form 10KSB
period 2002-06-30
LIONSHARE GROUP INC
filed 2002-10-31
CIK 1051142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

                         Commission file number 0-30353


                            THE LIONSHARE GROUP, INC.
                            -------------------------
                 (Name of Small Business Issuer in its Charter)


            Delaware                                       65-1002981
      ---------------------------------------------------------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)


         1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431
         ---------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (561) 241-9921
                                 --------------
                           (Issuer's Telephone Number)

                    Securities registered under Section 12(b)
                                   of the Act:


         Title of Each Class   Name of Each Exchange on Which Registered
         ---------------------------------------------------------------
                                      None

         Securities registered under Section 12(g) of the Exchange Act:


                         Common Stock, Par Value $.0001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment  to  this  Form  10-KSB.  [   ]

State  issuer's  revenues (net loss) for its most recent fiscal year. $(51,296).

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $416,553.75 as of October 1, 2002.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 1, 2002: 5,333,243 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

-  None  -

Transitional  Small  Business  Disclosure  Format  (Check  One)

Yes  [   ]    No  [X]

                                Table of Contents

                                                                                    Page
                                                                                    ----
PART  I

Item  1.     Description  of  Business   . . . . . . . . . . . . . . . . . . . . .

Item  2.     Description  of  Property   . . . . . . . . . . . . . . . . . . . . .

Item  3.     Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . .

Item  4      Submission  of  Matters  to  a  Vote  of  Security  Holders  . . . .

PART  II

Item  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters . . .

Item  6.     Management's  Discussion  and  Analysis   . . . . . . . . . . . . . .

Item  7.     Financial  Statements   . . . . . . . . . . . . . . . . . . . . . . .

Item  8.     Changes  in  and  Disagreements  With  Accountants  on
             Accounting  and  Financial  Disclosure  . . . . . . . . . . . . . . .

PART  III

Item  9.     Directors,  Executive  Officers,  Promoters  and  Control  Persons;
             Compliance  With  Section  16(a)  of  the  Exchange  Act  . . . . . .

Item  10.    Executive  Compensation   . . . . . . . . . . . . . . . . . . . . . .

Item  11.    Security  Ownership  of  Certain  Beneficial  Owners  and
             Management    . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Item  12.    Certain  Relationships  and  Related  Transactions  . . . . . . . . .

Item  13.    Exhibits,  Lists  and  Reports  on  Form  8-K . . . . . . . . . . . .


PART I

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS

     The Lionshare Group, Inc., (the "Company") was organized under the laws of the state of Delaware on October 19, 1994, under the name of Resnick Worldwide, Inc. On June 16, 1995, Resnick Worldwide, Inc. filed an amendment to change its name to Standard Brands of America, Inc., which had its charter forfeited by the State of Delaware during 1997 for failure to obtain a registered agent. On August 20, 1997, a Certificate for Renewal and Revival of Charter was filed with the State of Delaware to procure a restoration, renewal and revival of charter effective May 15, 1997. On April 16, 1998, Standard Brands of America, Inc., filed an amendment to change its name to The Lionshare Group, Inc. The Company currently has no activities.

     Effective May 15, 2002, the Company entered into a stock purchase agreement with Lancer Offshore, Inc., subsequently assigned to The Omni Fund Limited ("Investor" or "Omni"), a Curacao, Netherlands Antilles corporation. Under the agreement, the Investor purchased 40,000,000 shares of the Company's Common Stock for $400,000. As additional consideration the Company agreed to retire 25,000,000 outstanding shares of its Common Stock and to issue the Investor warrants to purchase 10,000,000 shares of Common Stock exercisable at $.01 per share through August 2, 2002, warrants to purchase 10,000,000 shares of Common Stock exercisable at $.02 per share through May 6, 2005 and warrants to purchase 10,000,000 shares of Common Stock exercisable at $.04 per share through May 6, 2007. In connection with the agreement, the Company also issued 1,000,000 shares of its Common Stock to Stenton Leigh Business Resources, Inc.

     The $400,000 received by the Company was used to satisfy the Company's obligations, including, but not limited to, debts and distributions to shareholders whose shares are being retired.

     Subsequent to the agreement, the Company effectuated a one for ten reverse stock split of its outstanding Common Stock as detailed below, which includes the securities issued to the Investor pursuant to the stock purchase agreement.

SUBSEQUENT EVENTS

     Effective July 29, 2002, the Company amended its Certificate of Incorporation by the written consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. The purpose of filing the amendment was to effect a 1 for 10 reverse stock split of the Company's outstanding Common Stock and to increase the Company's authorized common stock from 100,000,000 to 180,000,000. The Company's board of directors, on June 28, 2002, approved the amendment and recommended by written consent that the amendment be approved by the Company's stockholders. The Investor, the Company's principal shareholder, approved the amendment on June 28, 2002 and the Company filed a definitive information statement with the Securities and Exchange Commission disclosing the amendment. The amendment became effective when filed with the Secretary of State of the State of Delaware on July 29, 2002. Immediately following the reverse split, there were 4,332,949 shares of the Company's Common Stock outstanding, of which the Investor owned 4,000,000 shares (excluding the shares of Common Stock underlying the Investor's warrants).

PLAN OF OPERATIONS

     The Company is presently seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company does not have any possible acquisition of merger candidates as of the date of this filing. The Company's proposed business activities classify the Company as a "blank check" company within the meaning of Rule 419 of the Securities Act and Rule15g-8 of the Exchange Act. As the Company is classified as a blank check company, investors that have been issued shares of the Company's common stock may be subject to limitations on the sale and disposition of their securities. These limitations include the restriction of sale or disposition of these securities unless the securities are registered under the Securities Act. In addition, states may have statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions.

     Management intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. This lack of diversification should be considered a substantial risk to the Company's stockholders because it will not permit it to offset potential losses from one venture against gains from another.

     The analysis of new business opportunities will be undertaken by, or under the supervision of the Company's executive officer. The Company intends to concentrate on identifying preliminary prospective business opportunities. The Company will not pay finders fees to any individuals, entities or outside consultants in connection with a merger or acquisition, nor will the Company pay any finders fee to an entity that is not a registered broker dealer.

     In analyzing prospective business opportunities, management will consider such matters as:

     o     the available technical, financial and managerial resources;
     o     working capital;
     o     other financial requirements;

     o     history of operations, if any;
     o     prospects for the future;
     o     nature of present and expected competition;
     o the quality and experience of management services which may be available and the depth of that management;
     o     the potential for further research, development, or exploration;
     o     the potential for growth or expansion;
     o     the potential for profit;
     o the perceived public recognition of acceptance of products, services, or trades; and
     o     name identification.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that present management and stockholders will no longer control the Company and existing shareholder ownership will be subject to substantial dilution. In addition, the current board of directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders.

     The Company anticipates that any securities issued in any reorganization would be issued in reliance upon exemption from registration under applicable securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of these securities immediately after the transaction is consummated or at specified times thereafter. If registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the consummation of a merger or acquisition and the Company is no longer considered a shell company. Until such time as this occurs, the Company will not attempt to register any additional securities.

     The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on the value of its securities in the future, if such a market develops.

     As part of the Company's investigation, management may meet with a target company's management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     The manner in which the Company will participate in an opportunity will depend on:

     o     the nature of the opportunity,
     o     respective needs and desires,

     o     respective needs and desires of other parties,
     o     management of the opportunity, and
     o     relative negotiation strength.

     The Company will not acquire or merge with any entity which cannot provide independently audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Securities Exchange Act of 1934. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of present management. If this transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

     Except as required by law, the Company does not intend to provide its stockholders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction. The Company anticipate that it will incur nominal expenses in the implementation of its business plan.

EMPLOYEES

     As of the date of this filing, the Company had one employee. This employee is George E. Weast, who also serves as the president of the Company. While he is currently not compensated by the Company, the Company may enter into an employment agreement with him in the future.

ITEM 2.     DESCRIPTION OF PROPERTY

     As of the filing date of this report the Company's offices are located at 1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431. The Company currently occupies this space at no cost on a month to month basis.

ITEM 3.     LEGAL PROCEEDINGS

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

     The Company's common stock was de-listed from the Over the Counter Bulletin Board (OTCBB) on July 20, 2000. Currently the Company's common stock is traded on the Pink Sheets. Trades are infrequent and sporadic. Trading is infrequent and sporadic. On October 1, 2002 the trading price of the Company's common stock was $1.25.

     As of the date of this report there are approximately 450 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

RELATED STOCKHOLDER MATTERS

     The Company believes that it is the view of the Staff of the Securities and Exchange Commission that, both before and after a business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies (such as the Company), as well as their transferees, are "underwriters" of the securities issued. Therefore it is the view of the Staff of the Securities and Exchange Commission that securities issued by the Company can only be resold through registration under the Securities Act unless there is an applicable exemption. In addition, Rule 144 would not be available for resale transactions for securities issued by the Company. The Company and its affiliates will comply with the Staff's views.

     On March 28, 2002, the Company issued to an investor 2,600,000 shares of common stock (pre-reverse split) pursuant to a stock purchase agreement in exchange for $25,000 in cash and a subscription receivable of $1,000 for an aggregate amount of $26,000. The shares were issued under the exemption from registration provided by section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to information concerning the Company and had the opportunity to ask questions concerning the Company.

     On June 5, 2002, pursuant to a stock purchase agreement, the Company issued to Investor 40,000,000 (4,000,000 post-reverse stock split) shares of common stock and 30,000,000 (3,000,000 post-reverse stock split) warrants exercisable at $.01 to $.04 per share expiring at various dates through May 2007 in exchange $50,000 in cash and assumption of notes and accounts payable of approximately $350,000. The warrants were valued at zero under the Black-Scholes method since the exercise price materially exceeded the estimated fair market value of the shares of the Company at the date of grant. In connection with the agreement:
(1) Stenton Leigh Business Resources, Inc. received 1,000,000 (100,000 post-reverse stock split) shares of common stock and (2) the Company repurchased and retired 25,000,000 (2,500,000 post-reverse stock split) shares of its common stock for $25,000. The shares and warrants were issued under the exemption from registration provided by section 4(2) of the Securities Act. The shares and warrants issued contain a legend restricting their transferability absent registration or applicable exemption. The investors had access to information concerning the Company and had the opportunity to ask questions concerning the Company.

     On July 16, 2002, a warrant was exercised by a warrant holder to purchase 1,000,000 shares of the Company's common stock (post-reverse split) at $.01 per share for cash proceeds of $90,000. The shares were issued under the exemption from registration provided by section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to information concerning the Company and had the opportunity to ask questions concerning the Company.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Management's discussion and analysis contains various "forward-looking statements" within the meaning of the Securities and Exchange Act of 1934. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may","expect", "anticipate", "estimate" or "continue" or use of negative or other variations or comparable terminology. Management cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2002 AS COMPARED TO THE YEAR ENDED JUNE 30, 2001.

     The Company had no revenues for the years ended June 30, 2002 and June 30, 2001. The Company incurred operating expenses of $51,296 for the year ended June 30, 2002, principally consisting of professional fees ($48,721). The professional fees are associated with the Company's reorganization of its business. For the year ended June 30, 2001 the Company incurred operating expenses of $32,617, consisting principally of professional fees associated with the Company's reorganization.

     For the year ended June 30, 2002, the Company had a net loss of $51,296 as compared to a net loss of $21,617 for the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had existing cash reserves of $42,740. At June 30, 2002, the Company had an accumulated deficit of $108,341. The Company also had a net loss of $51,296 for the year ended June 30, 2002.

     Effective May 15, 2002, the Company entered into a stock purchase agreement with the Investor. Under the agreement, the Investor purchased 40,000,000 shares of the Company's Common Stock for $400,000. As additional consideration the Company has agreed to retire 25,000,000 outstanding shares of its Common Stock and to issue the Investor warrants to purchase 10,000,000 shares of Common Stock exercisable at $.01 per share through August 2, 2002, warrants to purchase 10,000,000 shares of Common Stock exercisable at $.02 per share through May 6, 2005 and warrants to purchase 10,000,000 shares of Common Stock exercisable at $.04 per share through May 6, 2007.

     The $400,000 received by the Company was used to satisfy the Company's obligations, including, but not limited to, debts and distributions to shareholders whose shares are being retired. The Company believes that the proceeds from the stock purchase and funds received from the exercise of outstanding warrants will be satisfactory to maintain operations for 12 months.

     Subsequent to the stock purchase agreement, the Company effectuated a one for ten reverse stock split of its outstanding Common Stock, which includes the securities issued to Omni. As a result of the reverse stock split, there is approximately 4,332,949 shares of the Company's Common Stock outstanding, of which Omni owns 4,000,000 shares (excluding the shares of Common Stock underlying Omni's warrants).

PLAN OF OPERATIONS

     The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Company does not have any possible acquisition of merger candidates as of the date of this report. Management intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. This lack of diversification should be considered a substantial risk to the Company's stockholders because it will not permit it to offset potential losses from one venture against gains from another.

     The analysis of new business opportunities will be undertaken by, or under the supervision of the Company. The Company intends to concentrate on identifying preliminary prospective business opportunities.

     The Company will not pay finders fees to any individuals or entities nor any registered broker dealer in connection with a merger or acquisition. In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. The Company may also acquire stock or assets of an existing business. The Company's corporate policy does not prohibit it from entering into transactions with related parties.

     As part of the Company's investigation, management may meet with a target company's management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company will participate in an opportunity will depend on: the nature of the opportunity, respective needs and desires, respective needs and desires of other parties, management of the opportunity, and relative negotiation strength.

     The Company has been dependent upon proceeds from the private sale of its securities to maintain its operations. Management believes that funds received from private financing will satisfy its cash requirements necessary to facilitate its business plan over the next 12months. The Company anticipates that it will incur nominal expenses in the implementation of its business plan.

ITEM 7.     FINANCIAL STATEMENTS

     The required financial information is included herein commencing on page
F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
            DISCLOSURE

     On June 11, 2002, the Board of Directors of the Company approved the engagement of Weinberg & Company, P.A. as independent auditors of the Company for the fiscal year ended June 30, 2002, to replace the firm of Sellers & Associates ("Sellers"), who were dismissed as the Company's auditors, effective May 28, 2002 (date of dismissal).

     The reports of Sellers on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope, or accounting principles, however, the reports were modified to include an explanatory paragraph wherein Sellers expressed substantial doubt about the Company's ability to continue as a going concern.

     In connection with the audits of the Company's financial statements for the fiscal years ended June 30, 2001 and June 30, 2000, and in the subsequent unaudited interim periods through the date of dismissal, there were no disagreements with Sellers on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Sellers, would have caused Sellers to make reference to the subject matter in their report.

     Sellers has furnished the Company with a letter addressed to the Commission stating whether it agrees with the above statements. The letter is included with this report as an exhibit.

     During the fiscal years ended June 30, 2001 and June 30, 2000 and through the date of the dismissal of Sellers, the Company did not consult Weinberg & Company, P.A. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name                Age     Position
     ----                ---     --------

     George E. Weast     69      President, Secretary and Director
     Edward McCluskey*   61      President and Director
     William Barnett*    61      Secretary and Director

     *  Resigned effective March 29, 2002

     George E. Weast has served as our President, Secretary and Director since March 2002. Since 1992 Mr. Weast has served as President of Washington Capital Corporation, a company that provides consulting services to banks, investment banking firms and professional money managers. From 1973 through 1991 Mr. Weast served as President of American Investors, Inc., a developer and syndicator of commercial real estate in the Washington metropolitan area. Mr. Weast served in the United States Army from 1956 through 1958. He graduated from the University of Maryland with a degree in accounting.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file. To the Company's knowledge, Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have not been complied with for the period which this proxy relates.

ITEM 10.     EXECUTIVE COMPENSATION

     None of the Company's executive officers or directors received any form of compensation from Lionshare in the past three fiscal years.

     It is possible that, after the Company successfully consummates a merger or acquisition with an affiliated entity, that entity may desire to employ or retain one or both number of members of its management for the purposes of providing services to the surviving entity or otherwise provide other compensation to such persons.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

COMPENSATION OF DIRECTORS

     Members of the Company's Board of Directors are not compensated for their service on the Board.

EMPLOYMENT AGREEMENTS

None.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the Company's common stock beneficially owned on October 1, 2002 by: (1) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding common stock, (2) each of the Company's executive officers and directors, and (3) all executive officers and directors as a group. The information below accounts for the 10 for 1 reverse stock split. There were approximately 5,333,243 shares outstanding as of October 1, 2002.

                           Number of Beneficially     Percentage of Outstanding
Name                            Owned Shares          Shares Beneficially Owned
----                        -------------------       -------------------------

Omni Fund Limited(1)               5,000,000                   93.7%
Kaya Flambayon 9
Curacao, Netherlands Antilles

George E. Weast                         -0-                      -
585 Jefferson Drive, Unit 107
Deerfield Beach, FL 33442

Officers and Directors as a Group       -0-                      -
(1 person)


(1) The Omni Fund Limited is managed by Lancer Management LLC, and is owned by numerous equity holders.

ITEM 12.     INTEREST OF MANAGEMENT AND OTHER CERTAIN TRANSACTIONS

     The Company's current president, George E. Weast, has been affiliated with blank check companies in the past. If Mr. Weast promotes any other blank check companies while the Company remains a blank check company, it could present a conflict of interest.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)         Exhibits.

3(i)(a) Certificate of Incorporation (incorporated by reference to the Company's Report on Form 10-SB filed 10/29/99, as amended).

3(i)(b) Certificate of Amendment (incorporated by reference to the Company's Report on Form 8-K filed February 2, 2001).

3(i)(c) Certificate of Amendment (incorporated by reference to the Company's Information Statement filed July 17, 2002).

(3)(ii) Bylaws (incorporated by reference to the Company's Report on Form 10-SB filed 10/24/99).

16.1 Letter of Sellers & Associates, P.A., pursuant to Item 304(a)(3) of Regulation S-B.

99          Certification.

(b)  Reports on Form 8-K.

     On May 28, 2002 the Company filed a Report on Form 8-K disclosing a change of control of the Company. The report described the stock purchase agreement with Lancer Offshore, Inc.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2002.


                              THE LIONSHARE GROUP, INC.


                              By: /s/George E. Weast
                                 -------------------
                                  George E. Weast, Director,
                                  President and Principal
                                  Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of The Lionshare Group, Inc. (the "Registrant") on Form 10-KSB for the year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, George E. Weast, Principal Executive Officer and Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed this Annual Report;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/George E. Weast
     -------------------
     George E. Weast
     Principal Executive Officer and
     Principal Financial Officer
     October 25, 2002

                            THE LIONSHARE GROUP, INC.
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                            THE LIONSHARE GROUP, INC.



                           CONTENTS
                           --------


PAGE   1     INDEPENDENT AUDITORS' REPORT

PAGE   2     BALANCE SHEET AS OF JUNE 30, 2002

PAGE   3     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
             JUNE 30, 2002 AND 2001

PAGE   4     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


PAGE   5     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
             JUNE 30, 2002 AND 2001

PAGES 6-9    NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To  the  Board  of  Directors  of:
The  Lionshare  Group,  Inc.


We have audited the accompanying balance sheet of The Lionshare Group, Inc. as of June 30, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Lionshare Group, Inc. as of June 30, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  FL
September  25,  2002

                            THE LIONSHARE GROUP, INC.
                                  BALANCE SHEET
                               AS OF JUNE 30, 2002
                               -------------------

                                     ASSETS

CURRENT ASSETS
 Cash                                                                             $  42,740
                                                                                ------------
TOTAL ASSETS                                                                      $  42,740
-----------                                                                     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     --------------------------------------


CURRENT LIABILITIES
Accounts payable and accrued expenses                                             $  12,148
                                                                                ------------
TOTAL LIABILITIES                                                                    12,148
                                                                                ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and
outstanding                                                                               -
Common stock, $0.0001 par value, 100,000,000 shares authorized, 4,333,243 shares
issued and outstanding                                                                  433
Additional paid-in capital                                                          139,500
Accumulated deficit                                                                (108,341)
                                                                                ------------
                                                                                     31,592
Less: subscription receivable                                                        (1,000)
                                                                                ------------
Total Stockholders' Equity                                                           30,592

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  42,740
------------------------------------------                                       ===========

                See accompanying notes to financials statements.

                            THE LIONSHARE GROUP, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ------------------------------------------

                                                  2002       2001
                                                ---------  ---------
REVENUES                                        $      -   $      -
                                                ---------  ---------
OPERATING EXPENSES
Professional fees                                 48,721     24,706
Printing costs                                         -      5,223
Licenses and corporate fees                        2,087      2,588
Other                                                488        100
                                                ---------  ---------
Total Operating Expenses                          51,296     32,617
                                                ---------  ---------
LOSS FROM OPERATIONS                             (51,296)   (32,617)
                                                ---------  ---------

OTHER INCOME
Forgiveness of debt                                    -     11,000
                                                ---------  ---------
Total Other Income                                     -     11,000
                                                ---------  ---------


NET (LOSS)                                       (51,296)   (21,617)
----------                                      ---------  ---------


NET (LOSS) PER SHARE - BASIC AND DILUTED        $  (0.06)  $  (0.16)
                                                =========  =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 - BASIC AND DILUTED                             912,421    133,228
                                                =========  =========


                See accompanying notes to financials statements.

                            THE LIONSHARE GROUP, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ------------------------------------------

                                                            Additional
                                          Common Stock       Paid-In  Subscriptions  Accumulated
                                       Shares      Amount    Capital    Receivable     Deficit     Total
                                    ------------ ---------- ---------- ------------ ------------ -----------
Balance, June 30, 2000                  133,243   $    13   $  5,500   $         -   $ (35,428)  $(29,915)

Net loss, 2001                                -         -          -             -     (21,617)   (21,617)
                                    ------------ ---------- ---------- ------------ ------------ -----------

Balance, June 30, 2001                  133,243        13      5,500             -     (57,045)   (51,532)

Issuance of common stock for cash     2,600,000       260     25,740        (1,000)          -     25,000

Stock and warrants issued pursuant
to stock purchase agreement           4,100,000       410    133,010             -           -    133,420

Purchase and retirement of treasury
Stock                                (2,500,000)     (250)   (24,750)            -           -    (25,000)

Net loss, 2002                                -         -          -             -     (51,296)   (51,296)
                                    ------------ ---------- ---------- ------------ ------------ -----------

BALANCE, JUNE 30, 2002                4,333,243   $   433   $139,500   $    (1,000)  $(108,341)  $ 30,592
-----------------------             ============ ========== ========== ============ ============ ===========

                See accompanying notes to financials statements.
                                         4

                            THE LIONSHARE GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001
                   ------------------------------------------

                                                                             June 30,    June 30,
                                                                               2002       2001
                                                                             ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                   $(51,296)  $(21,617)
Adjustments to reconcile net (loss) to net cash provided by (used in)
 operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses                              40,536     23,017
                                                                             ---------  ---------
Net Cash Provided By (Used In) Operating Activities                           (10,760)     1,400
                                                                             ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                               -          -
                                                                             ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder loans payable                                                       3,000     (1,000)
Proceeds from issuance of common stock and warrants, net of offering costs     75,000          -
Funds used to purchase treasury stock                                         (25,000)         -
                                                                             ---------  ---------
Net Cash Provided By (Used In) Financing Activities                            53,000     (1,000)
                                                                             ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      42,240        400

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    500        100
                                                                             ---------  ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 42,740   $    500
------------------------------------------                                   =========  =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
--------------------------------------------------

INTEREST PAID                                                                $      -   $      -
                                                                             ========= ==========
TAXES PAID                                                                   $      -   $      -
                                                                             ========= ==========

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

During 2002, the Company received a stock subscription of $1,000 for 100,000 shares of common stock.

During 2002, $17,500 of notes payable and $65,920 of accounts payable were assumed by the placement agent as a settlement of debt related to the stock purchase agreement discussed in Note 2(B).

               See accompanying notes to financials statements.
                                         5

                            THE LIONSHARE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------

(A) ORGANIZATION
----------------

The Lionshare Group, Inc., (the "Company") was organized under the laws of the state of Delaware on October 19, 1994, under the name of Resnick Worldwide, Inc. On June 16, 1995, Resnick Worldwide, Inc. filed an amendment to change its name to Standard Brands of America, Inc., which had its charter forfeited by the State of Delaware during 1997 for failure to obtain a registered agent. On August 20, 1997, a Certificate for Renewal and Revival of Charter was filed with the State of Delaware to procure a restoration, renewal and revival of charter effective May 15, 1997. On April 16, 1998, Standard Brands of America, Inc., filed an amendment to change its name to The Lionshare Group, Inc. The Company currently has no activities.

(B) USE OF ESTIMATES
--------------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(C)  CASH  AND  CASH  EQUIVALENTS
---------------------------------

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D)  INCOME  TAXES
------------------

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current tax expense or (benefit) for the years ended June 30, 2002 and 2001. The deferred tax asset arising from the Company's net operating loss carryforward, in the amount of approximately $100,000, has been fully offset by a valuation allowance.

                            THE LIONSHARE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

(E)  PER  SHARE  DATA
---------------------

Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." Common stock equivalents consisting of 3,000,000 warrants at June 30, 2002 were not included in the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

(F)  STOCK  WARRANTS
--------------------

In accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS 123.

(G)  NEW  ACCOUNTING  PRONOUNCEMENTS
------------------------------------

The  Financial  Accounting  Standards  Board  has  recently  issued  several new
Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of -interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

                            THE LIONSHARE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

(H) CONCENTRATION OF CREDIT RISK
--------------------------------

The Company maintains its cash balances at one financial institution. The balance is insured by the Federal Deposit Insurance Corporation for up to $100,000. At June 30, 2002, the Company did not have uninsured cash balances.

(I)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
--------------------------------------------

Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", requires certain disclosures regarding the fair value of financial instruments. Accounts payable and accrued expenses are reflected in the financial statements at fair value because of the short-term maturity of the instruments.

(J) RECLASSIFICATIONS
---------------------

Certain  2001  balances  have  been  reclassified  to  conform  to  the  2002 presentation.

                            THE LIONSHARE GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002
                               -------------------

NOTE 2     STOCKHOLDERS' EQUITY
------     --------------------

(A)  AUTHORIZED  SHARES
-----------------------

Effective June 15, 1995, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value and 5,000,000 shares of preferred stock at $0.0001 par value (See Note 3).

(B)  STOCK  AND  WARRANTS  ISSUED  FOR  CASH
--------------------------------------------

On March 28, 2002, the Company agreed to enter into a stock purchase agreement to issue 2,600,000 common shares in exchange for $25,000 in cash and a subscription receivable of $1,000 for an aggregate amount of $26,000.

On June 5, 2002, the Company agreed to enter into a stock purchase agreement to issue 40,000,000 (4,000,000 post-reverse stock split) shares of common stock and 30,000,000 (3,000,000 post-reverse stock split) warrants exercisable at $.01 to $.04 per share expiring at various dates through May 2007 in exchange for $50,000 in cash, and assumption of notes payable of $17,500 and accounts payable of $65,920 by the consultant for an aggregate amount of $133,420. The warrants were valued at zero under the Black-Scholes method since the exercise price materially exceeded the estimated fair market value of the shares of the Company at the date of grant. In connection with the agreement: (1) the consultant also received 1,000,000 (100,000 post-reverse stock split) shares of common stock,
(2) the Company repurchased and retired 25,000,000 (2,500,000 post-reverse stock split) shares of its common stock for $25,000, and (3) under resolutions approved by the Board of Directors and stockholders in June 2002, the Company effected a one for ten reverse stock split of its outstanding common stock after the aforementioned issuances and retirements. All shares and per share data has been retroactively restated to give effect to the one for ten reverse stock split.

As a result of the aforementioned stock purchase agreement there was a change in control of the Company which resulted in the new stockholders owning 92.3% of the common stock.

NOTE  3     SUBSEQUENT  EVENT
-------     -----------------

On July 16, 2002, a warrant was exercised to purchase 10,000,000 (1,000,000 post-reverse stock split) shares at $.01 per share for cash proceeds of $90,000 (net of placement costs).

On July 29, 2002, the Company amended its Certificate of Incorporation with the State of Delaware to increase its authorized shares to 180,000,000 shares of $.0001 par value common stock and 20,000,000 shares of $.0001 par value preferred stock.