Form 10QSB
period 2002-09-30
LIONSHARE GROUP INC
filed 2002-11-19
CIK 1051142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 --      ACT OF 1934

         For the quarterly period ended        September 30, 2002
                                            -------------------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period fromto

                         Commission File Number: 0-30353
                                                --------

                            THE LIONSHARE GROUP, INC.
                            -------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

      Delaware                                         65-1002981
---------------------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
Identification No.)                            incorporation or organization)

        1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 241-9921
                            ------------------------
                          (Issuer's telephone number)


    (Former Name, former address and former fiscal year, if changed since last
                                    Report.)

     Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X  No
                    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,333,243 shares of Common Stock as of November 1, 2002.

PART I.     FINANCIAL INFORMATION
            ---------------------


PART II.     OTHER INFORMATION
             -----------------

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


                            THE LIONSHARE GROUP, INC.



                                    CONTENTS
                                    --------


PAGE     1     CONDENSED  BALANCE SHEET AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND
               JUNE  30,  2002

PAGE     2     CONDENSED  STATEMENTS  OF  OPERATIONS  FOR THE THREE MONTHS ENDED
               SEPTEMBER  30,  2002  AND  2001  (UNAUDITED)

PAGE     3     CONDENSED  STATEMENTS  OF  CASH  FLOWS FOR THE THREE MONTHS ENDED
               SEPTEMBER  30,  2002  AND  2001  (UNAUDITED)

PAGES  4 - 7   NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF SEPTEMBER 30,
               2002  (UNAUDITED)

                            THE LIONSHARE GROUP, INC.
                             CONDENSED BALANCE SHEET
                             -----------------------


                                     ASSETS

                                                                  September 30,
                                                                      2002         June 30,
                                                                    (Unaudited)       2002
                                                                 -------------- ---------------
CURRENT ASSETS
Cash                                                              $     110,702  $       42,740
                                                                 -------------- ---------------
TOTAL ASSETS                                                      $     110,702  $       42,740
------------                                                     ============== ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                              $     16,854  $       12,148
                                                                 -------------- ---------------
TOTAL LIABILITIES                                                        16,854          12,148
                                                                 -------------- ---------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 20,000,000 shares
 authorized, none issued and outstanding                                      -               -
Common stock, $0.0001 par value, 180,000,000 shares authorized,
 5,333,243 and 4,333,243 shares issued and outstanding,
 respectively                                                               533             433
Additional paid-in capital                                              229,400         139,500
Accumulated deficit                                                    (135,085)       (108,341)
                                                                 -------------- ---------------
                                                                         94,848          31,592
Less: subscription receivable                                            (1,000)         (1,000)
                                                                 -------------- ---------------
Total Stockholders' Equity                                               93,848          30,592
                                                                 -------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    110,702  $       42,740
------------------------------------------                       ==============  ==============



                 See accompanying notes to financial statement.

                            THE LIONSHARE GROUP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (UNAUDITED)



                                                                     September 30, 2002    September 30, 2001
                                                                    --------------------  --------------------

REVENUES                                                            $                 -    $                -
                                                                    --------------------  --------------------
OPERATING EXPENSES
Professional fees                                                                18,359                     -
Consulting expenses                                                               3,000                     -
Licenses and corporate fees                                                       2,728                     -
Other general and administrative                                                  2,657                25,978
                                                                    --------------------  --------------------
Total Operating Expenses                                                         26,744                25,978
                                                                    --------------------  --------------------
NET (LOSS)                                                          $           (26,744)              (25,978)
----------

NET (LOSS) PER SHARE - BASIC AND DILUTED                            $             (0.01)  $             (0.19)
                                                                    ====================  ====================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED             5,159,330               133,243
                                                                    ====================  ====================

                 See accompanying notes to financial statement.

                            THE LIONSHARE GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             ------------------------------------------------------
                                   (UNAUDITED)



                                                                       September 30, 2002    September 30, 2001
                                                                       --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                         $(26,744)  $         (25,978)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses                                     4,706              25,681
                                                                       -------------------- --------------------
Net Cash Used In Operating Activities                                               (22,038)               (297)
                                                                       -------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                                     -                   -
                                                                       -------------------- --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement costs                       90,000                   -
                                                                       -------------------- --------------------
Net Cash Provided By Financing Activities                                            90,000                   -
                                                                       -------------------- --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 67,962                (297)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     42,740                 500
                                                                       -------------------- --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $           110,702 $               203
==========================================                              =================== ====================







                 See accompanying notes to financial statement.
                                        4

                            THE LIONSHARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


7

NOTE  1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  AND  ORGANIZATION
-------  -----------------------------------------------------------------

     (A)  ORGANIZATION
     -----------------

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

     (B)  USE  OF  ESTIMATES
     -----------------------

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

     (C)  PER  SHARE  DATA
     ---------------------

     Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." Common stock equivalents consisting of 2,000,000 warrants at September 30, 2002 were not included in the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, a reconciliation between basic and diluted earnings per share is not presented.

     (D)  STOCK  WARRANTS
     --------------------

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

     (E)  NEW  ACCOUNTING  PRONOUNCEMENTS
     ------------------------------------

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as

                            THE LIONSHARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)

     extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

     The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

     (F)  INTERIM  CONDENSED  FINANCIAL  STATEMENTS
     ----------------------------------------------

     The condensed financial statements as of September 30, 2002 and for the three months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of June 30, 2002 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

                            THE LIONSHARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002
                            ------------------------
                                   (UNAUDITED)


NOTE  2   STOCKHOLDERS'  EQUITY
-------   ---------------------

     (A)  AUTHORIZED  SHARES
     -----------------------

     Effective June 15, 1995, the Company was authorized to issue 100,000,000 shares of common stock at $0.0001 par value and 5,000,000 shares of preferred stock at $0.0001 par value. On July 29, 2002, the Company amended its Certificate of Incorporation with the State of Delaware to increase its authorized shares to 180,000,000 shares of $0.0001 par value common stock and 20,000,000 shares of $0.0001 par value preferred stock.

     (B)  STOCK  AND  WARRANTS  ISSUED  FOR  CASH
     --------------------------------------------

     On June 5, 2002, the Company agreed to enter into a stock purchase agreement to issue 40,000,000 (4,000,000 post-reverse stock split) shares of common stock and 30,000,000 (3,000,000 post-reverse stock split) warrants exercisable at $.01 to $.04 ($.10 to $.40 post reverse stock split) per share expiring at various dates through May 2007 in exchange for $50,000 in cash, and assumption of notes payable of $17,500 and accounts payable of $65,920 by the consultant for an aggregate amount of $133,420. The warrants were valued at zero under the Black-Scholes method since the exercise price materially exceeded the estimated fair market value of the shares of the Company at the date of grant. In connection with the agreement: (1) the consultant also received 1,000,000 (100,000 post-reverse stock split) shares of common stock, (2) the Company repurchased and retired 25,000,000 (2,500,000 post-reverse stock split) shares of its common stock for $25,000, and (3) under resolutions approved by the Board of Directors and stockholders in June 2002, the Company effected a one for ten reverse stock split of its outstanding common stock after the aforementioned issuances and retirements. All shares and per share data has been retroactively restated to give effect to the one for ten reverse stock split. As a result of the aforementioned stock purchase agreement there was a change in control of the Company which resulted in the new stockholders owning 92.3% of the common stock.

     On July 16, 2002, a warrant was exercised to purchase 1,000,000 shares at $.10 per share for cash proceeds of $90,000 (net of placement costs).

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

     The Company had no revenues for the three months ended September 30, 2002 and September 30, 2001. The Company incurred operating expenses of $26,744 for the three months ended September 30, 2002, principally consisting of professional fees ($18,359). The professional fees are associated with the Company's reorganization of its business. For the three months ended September 30, 2001 the Company incurred operating expenses of $25,978, consisting of general and administrative expenses.

     For the three months ended September 30, 2002, the Company had a net loss of $26,744 as compared to a net loss of $25,978 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had existing cash reserves of $110,702. The Company had a net loss of $26,744 for the three months ended September 30, 2002.

     On June 5, 2002, the Company agreed to enter into a stock purchase agreement to issue 40,000,000 (4,000,000 post-reverse stock split) shares of common stock and 30,000,000 (3,000,000 post-reverse stock split) warrants exercisable at $.01 to $.04 ($.10 to $.40 post reverse stock split) per share expiring at various dates through May 2007 in exchange for $50,000 in cash, and assumption of notes payable of $17,500 and accounts payable of $65,920 by the consultant for an aggregate amount of $133,420. The warrants were valued at zero under the Black-Scholes method since the exercise price materially exceeded the estimated fair market value of the shares of the Company at the date of grant. In connection with the agreement: (1) the consultant also received 1,000,000 (100,000 post-reverse stock split) shares of common stock, (2) the Company repurchased and retired 25,000,000 (2,500,000 post-reverse stock split) shares of its common stock for $25,000, and (3) under resolutions approved by the Board of Directors and stockholders in June 2002, the Company effected a one for ten reverse stock split of its outstanding common stock after the aforementioned issuances and retirements. All shares and per share data has been retroactively restated to give effect to the one for ten reverse stock split. As a result of the aforementioned stock purchase agreement there was a change in control of the Company which resulted in the new stockholders owning 92.3% of the common stock.

Immediately following the reverse split, there were 4,333,243 shares of the Company's Common Stock outstanding, of which the Company's new investor owned 4,000,000 shares (excluding the shares of Common Stock underlying the warrants).

     On July 16, 2002, a warrant was exercised to purchase 1,000,000 shares of Common Stock at $.10 per share. The Company received cash proceeds of $90,000.

     The Company believes that the proceeds from the stock purchase and funds received from the exercise of the warrant will be satisfactory to maintain operations for 12 months.


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

     The Company has been dependent upon proceeds from the private sale of its securities to maintain its operations. Management believes that funds received from private financing will satisfy its cash requirements necessary to facilitate its business plan over the next 12 months. The Company anticipates that it will incur nominal expenses in the implementation of its business plan.

ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 16, 2002, a warrant was exercised by a warrant holder to purchase 1,000,000 shares of the Company's common stock at $.10 per share for cash proceeds of $90,000. The shares were issued under the exemption from registration provided by section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to information concerning the Company and had the opportunity to ask questions concerning the Company.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Effective July 29, 2002, the Company amended its Certificate of Incorporation by the written consent of the holders of a majority in interest of the Company's voting capital stock consisting of the Company's outstanding Common Stock. The purpose of filing the amendment was to effect a 1 for 10 reverse stock split of the Company's outstanding Common Stock and to increase the Company's authorized common stock from 100,000,000 to 180,000,000. The Company's board of directors, on June 28, 2002, approved the amendment and recommended by written consent that the amendment be approved by the Company's stockholders. The Company's principal shareholder, approved the amendment on June 28, 2002 and the Company filed a definitive information statement with the Securities and Exchange Commission disclosing the amendment. The amendment became effective when filed with the Secretary of State of the State of Delaware on July 29, 2002. Immediately following the reverse split, there were 4,333,243 shares of the Company's Common Stock outstanding, of which the Company's new investor owned 4,000,000 shares (excluding the shares of Common Stock underlying the warrants).

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits required by Item 601 of Regulation S-B

The following exhibits are filed as part of this report:

Exhibits:

     16.1 Letter of Sellers & Associates, P.A., pursuant to Item 304(a)(3) of Regulation S-B (previously filed on Form 8-K filed
              September 24, 2002)

     99.1     Certification


(b)     Reports on Form 8-K

     On September 24, 2002 the Company filed a Current Report on form 8-K announcing that on June 11, 2002, the Board of Directors of the Company approved the engagement of Weinberg & Company, P.A. as independent auditors of the Company for the fiscal year ended June 30, 2002, to replace the firm of Sellers & Associates ("Sellers"), who were dismissed as the Company's auditors, effective May 28, 2002 (date of dismissal).

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

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2002.


                              THE LIONSHARE GROUP, INC.


                              By: /s/George E. Weast
                                 -------------------
                                    George E. Weast, Director,
                                    President and Principal
                                    Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Quarterly Report of The Lionshare Group, Inc. (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, George E. Weast, Principal Executive Officer and Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.     I have reviewed this Quarterly Report;

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

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:     /s/George E. Weast
        ------------------
     George E. Weast
     Principal Executive Officer and
     Principal Financial Officer


     November 18, 2002