Form 10QSB
period 2002-12-31
LIONSHARE GROUP INC
filed 2003-02-19
CIK 1051142

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
 ---  ACT OF 1934 ---

         For the quarterly period ended        December 31, 2002
                                        ---------------------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
 ---
         For the transition period from               to
                                        --------------   ------------------

                        Commission File Number: 0-30353

                           THE LIONSHARE GROUP, INC.
                           --------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                                 65-1002981
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

         1900 Corporate Boulevard, Suite 305W, Boca Raton, Florida 33431
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 241-9921
                           (Issuer's telephone number)

               --------------------------------------------------
 (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  --   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,333,243 shares of Common Stock as of January 31, 2003.

                                      INDEX


PART I.  FINANCIAL INFORMATION


PART II. OTHER INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



                            THE LIONSHARE GROUP, INC.
                         CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                            THE LIONSHARE GROUP, INC.



                                    CONTENTS
                                    --------

PAGE          1        CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2002
                       (UNAUDITED) AND JUNE 30, 2002

PAGE          2        CONDENSED  STATEMENTS  OF OPERATIONS  FOR THE THREE
                       AND SIX MONTHS ENDED  DECEMBER 31, 2002 AND 2001
                       (UNAUDITED)

PAGE          3        CONDENSED  STATEMENTS  OF CASH FLOWS FOR THE SIX
                       MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

PAGES       4 - 7      NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF
                             DECEMBER 31, 2002 (UNAUDITED)


                            THE LIONSHARE GROUP, INC.
                             CONDENSED BALANCE SHEET
                             -----------------------


                                     ASSETS
                                     ------
                                                                              December 31,
                                                                                  2002         June 30,
                                                                              (Unaudited)        2002
                                                                              ------------    -------------
CURRENT ASSETS
 Cash                                                                       $     57,143    $      42,740
                                                                              ------------    -------------

TOTAL ASSETS                                                                $     57,143    $      42,740
------------
                                                                              ============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                           $     16,854    $      12,148
                                                                              ------------    -------------

TOTAL LIABILITIES                                                                 16,854           12,148
                                                                              ------------    -------------

STOCKHOLDERS' EQUITY
 Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none
   issued and outstanding                                                             -                -
 Common stock, $0.0001 par value, 180,000,000 shares authorized,
   5,333,243 and 4,333,243 shares issued and outstanding, respectively               533              433
 Additional paid-in capital                                                      229,400          139,500
 Accumulated deficit                                                            (188,644)        (108,341)
                                                                              ------------    -------------
                                                                                  41,289           31,592
 Less: subscription receivable                                                    (1,000)          (1,000)
                                                                              ------------    -------------
      Total Stockholders' Equity                                                  40,289           30,592
                                                                              ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $     57,143    $      42,740
------------------------------------------                                    ============    =============


            See accompanying notes to condensed financial statements.
                                        2


                            THE LIONSHARE GROUP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (UNAUDITED)


                                                For the Three          For the Three          For the Six           For the Six
                                                 Months Ended          Months Ended          Months Ended          Months Ended
                                               December 31, 2002      December 31, 2001     December 31, 2002     December 31, 2001
                                              -------------------    ------------------    ------------------    ------------------
OPERATING EXPENSES
 Legal fees                                 $             21,653   $             1,348   $            35,306   $             1,348
 Professional fees                                        28,370                  -                   33,076                  -
 Consulting expenses                                       1,831                 1,500                 4,832                 1,500
 Other general and administrative                          1,705                   600                 7,089                26,578
                                               -------------------    ------------------    ------------------    -----------------
       Total Operating Expenses                           53,559                 3,448                80,303                29,426
                                               -------------------    ------------------    ------------------    -----------------

NET (LOSS)                                               (53,559)               (3,448)              (80,303)              (29,426)
----------                                     -------------------    ------------------    ------------------    -----------------

NET (LOSS) PER SHARE - BASIC AND DILUTED    $               (.01)  $             (0.00)  $              (.02)   $             (.02)
                                               ===================    ==================    ==================    =================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
 BASIC AND DILUTED                                      5,333,243             1,329,488             5,251,276             1,329,488
                                               ===================    ==================    ==================    =================


            See accompanying notes to condensed financial statements.
                                        3

                            THE LIONSHARE GROUP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
               ---------------------------------------------------
                                   (UNAUDITED)
                                                                                       December 31,       December 31,
                                                                                           2002               2001
                                                                                     ---------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                                                        $       (80,303)   $      (29,426)
 Adjustments to reconcile net (loss) to net cash used in operating activities:
 Changes in operating assets and liabilities:
  Increase in accounts payable and accrued expenses                                          4,706            26,129
  Increase in shareholder loans                                                               -                3,000
                                                                                     ---------------     -------------
      Net Cash Used In Operating Activities                                                (75,597)             (297)
                                                                                     ---------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of placement costs                             90,000              -
                                                                                     ---------------     -------------
      Net Cash Provided By Financing Activities                                             90,000              -
                                                                                     ---------------     -------------

NET INCREASE (DECREASE) IN CASH                                                             14,403              (297)

CASH - BEGINNING OF PERIOD                                                                  42,740               500
                                                                                     ---------------     -------------

CASH - END OF PERIOD                                                               $        57,143    $          203
--------------------                                                                 ===============     =============

            See accompanying notes to condensed financial statements.
                                        4

                            THE LIONSHARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------
                                   (UNAUDITED)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
       -----------------------------------------------------------

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

     (C) Per Share Data
     ------------------

     Basic and diluted net loss per common share for all periods presented is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." Common stock equivalents consisting of 2,000,000 warrants at December 31, 2002 were not included in the calculation of diluted earnings per share because the effect would be anti-dilutive. Accordingly, a reconciliation between basic and diluted earnings per share is not presented (See Note 2).

     (D) Stock Warrants
     ------------------

     In accordance with Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") the Company has elected to account for stock options and warrants issued to employees under Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations. The Company accounts for stock options and warrants issued to non-employees for services under the fair value method of SFAS 123 (See Note 2).

     (E) New Accounting Pronouncements
     ---------------------------------

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

                            THE LIONSHARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------
                                   (UNAUDITED)


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

     In December 2002, the Financial Accounting Standards Board Issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123", ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

     The Company does not believe the adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

     (F) Interim Condensed Financial Statements
     ------------------------------------------

     The condensed financial statements as of December 31, 2002 and for the six months ended December 31, 2002 and 2001 are unaudited. In the opinion of management, such condensed financial statements include all adjustments
     (consisting only of normal recurring accruals) necessary for the fair presentation of the financial position and the results of operations. The results of operations for the six months ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet information as of June 30, 2002 was derived from the audited financial statements included in the Company's annual report Form 10-KSB. The interim condensed financial statements should be read in conjunction with that report.

NOTE 2 STOCKHOLDERS' EQUITY
       --------------------

     (A) Authorized Shares
     ---------------------

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

                            THE LIONSHARE GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                             -----------------------
                                   (UNAUDITED)


     (B) Stock and Warrants Issued for Cash
     --------------------------------------

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

Results of Operations for the Three Months Ended December 31, 2002 as Compared to the Three Months Ended December 31, 2001.

         The Company had no revenues for the three months ended December 31, 2002 and December 31, 2001. The Company incurred operating expenses of $53,559 for the three months ended December 31, 2002, principally consisting of professional fees of $28,370 and legal fees of $21,653. The professional and legal fees are associated with the Company's reorganization of its business. For the three months ended December 31, 2001 the Company incurred operating expenses of $3,448, primarily consisting of legal fees and consulting expenses.

         For the three months ended December 31, 2002, the Company had a net loss of $53,559 as compared to a net loss of $3,448 for the three months ended December 31, 2001.

Results of Operations for the Six Months Ended December 31, 2002 as Compared to the Six Months Ended December 31, 2001.

         The Company had no revenues for the six months ended December 31, 2002 and December 31, 2001. The Company incurred operating expenses of $80,303 for the six months ended December 31, 2002, principally consisting of professional fees of $33,076 and legal fees of $35,306. The professional and legal fees are associated with the Company's reorganization of its business. For the six months ended December 31, 2001 the Company incurred operating expenses of $29,426, primarily consisting of general and administrative expenses.

         For the six months ended December 31, 2002, the Company had a net loss of $80,303 as compared to a net loss of $29,426 for the six months ended December 31, 2001.

Liquidity and Capital Resources

         As of December 31, 2002, the Company had existing cash reserves of $57,143. At December 31, 2002, the Company had working capital of $40,289.

         Effective May 15, 2002, the Company entered into a stock purchase agreement with an investor. Under the agreement, the investor purchased 40,000,000 shares of the Company's Common Stock for $400,000. As additional consideration the Company has agreed to retire 25,000,000 outstanding shares of its Common Stock and to issue the investor warrants to purchase 10,000,000 shares of Common Stock exercisable at $.01 per share through August 2, 2002, warrants to purchase 10,000,000 shares of Common Stock exercisable at $.02 per share through May 6, 2005 and warrants to purchase 10,000,000 shares of Common Stock exercisable at $.04 per share through May 6, 2007.

         The $400,000 received by the Company was used to satisfy the Company's obligations, including, but not limited to, debts and distributions to shareholders whose shares are being retired.

         Subsequent to the stock purchase agreement, the Company effectuated a one for ten reverse stock split of its outstanding Common Stock, which includes the securities issued to the investor. As a result of the reverse stock split, at June 30, 2002 there was approximately 4,333,243 shares of the Company's Common Stock outstanding, of which the Company's majority shareholder owned 4,000,000 shares (excluding the shares of Common Stock underlying the Majority Shareholder's warrants).

         On July 16, 2002, a warrant was exercised by the Company's majority shareholder to purchase 1,000,000 shares of Common Stock at $.10 per share. The Company received cash proceeds of $90,000.

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

         The analysis of new business opportunities will be undertaken by, or under the supervision of the Company at minimal cost. The Company intends to concentrate on identifying preliminary prospective business opportunities.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 16, 2002, a warrant was exercised by a warrant holder to purchase 1,000,000 shares of the Company's common stock (post-reverse split) at $.10 per share for cash proceeds of $90,000. The shares were issued under the exemption from registration provided by section 4(2) of the Securities Act. The shares issued contain a legend restricting their transferability absent registration or applicable exemption. The investor had access to information concerning the Company and had the opportunity to ask questions concerning the Company.

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

ITEM 5.  OTHER INFORMATION

         On February 14, 2003, the Company's board of directors (solely consisting of George Weast) appointed Jeff Barocas to serve on its board of directors and as the Company's principal financial officer. On February 14, 2002, George Weast resigned from the Company's board of directors and as its president. Subsequent to Mr. Weast's resignation, the Company's board of directors appointed Jeff Barocas to replace Mr. Weast as the Company's president and principal executive officer.

         Mr. Barocas, age 54, has been the chief financial officer of Biometrics Marketing, Inc., a development stage company and subsidiary of Biometrics Security Technology, Inc. (formerly AUG Corp.), since March 2002. From July 1996 to March 2002 he was chief financial officer of Quipp, Inc., a Nasdaq listed company (symbol: Quipp). Prior to Quipp, he was chief financial officer of London International US Holdings, a US subsidiary of London International Group, a Nasdaq listed ADR (symbol: Londy).

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

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2003.


                            THE LIONSHARE GROUP, INC.


                            By: /s/ Jeff Barocas
                            ------------------------------
                                    Jeff Barocas, Director,
                                    President and Principal
                                    Accounting Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the accompanying Quarterly Report of The Lionshare Group, Inc. (the "Registrant") on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, Jeff Barocas, Principal Executive Officer and Principal Financial Officer of the Registrant, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.       I have reviewed this Quarterly Report;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, to the extent applicable, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


By:      /s/Jeff Barocas
         ------------------------------
         Jeff Barocas
         Principal Executive Officer and
         Principal Financial Officer
         February 18, 2003